Form 10-Q
period 1996-03-31
GAP INSTRUMENT CORP
filed 1996-05-15
CIK 39910

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

             OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter ended April 1, 1996      Commission File No. 0-2677

                       GAP INSTRUMENT CORP.
      (Exact Name of Registrant as Specified in its Charter)

                New York                            11-1781357
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification Number)

  100 Horse Block Road, Yaphank, New York               11980
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (516)924-1700

Common Stock outstanding as of April 1, 1995         96,934,353 shares

Indicate by check mark whether the registrant:

  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
  during the preceding 12 months,
                                 Yes       XX               No
                                         ------                ------
  (2) has been subject to the filing requirements for at least the past 90 days,
                                 Yes       XX               No
                                         ------                ------
  (3) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confermed by a court.
                                 Yes                        No   XX
                                         ------                ------

                     GAP  INSTRUMENT  CORP.
                         BALANCE SHEETS
                          (Unaudited)
                             Assets
                                             April 1, 1996     April 1, 1995

Current Assets:

  Cash                                       $    1,851         $      1,934

  Accounts receivable                            66,765               29,038

  Inventories, at lower of cost or market            -                40,118
                                             ------------       ------------
       Total current assets                      68,616               71,090

Other assets                                     29,152              129,897
                                             ------------       ------------
                                             $   97,768         $    200,987
                                             ============       ============
Liabilities and Stockholders'(Deficit)Current Liabilities:

  Liabilities subject to compromise                             $    554,705

  Liabilities from Plan of Reorganization    $    47,194

  Accounts payable                                22,802              45,117

  Accrued payroll and taxes                                              672

  Due to officers                                 66,000              24,500
                                              ------------      ------------
     Total current liabilities                   135,996             624,994
                                              ------------      ------------
Long-tern Liabilities

  Liabilities from Plan of Reorganization        182,473
                                              ------------      ------------
  Total long-term liabilities                    182,473
                                              ------------      ------------
  Total liabilities                              318,469             624,994
                                              ------------      ------------
Stockholders ' Equity:
  Common stock $ .00001 par value
  104,000,000 shares authorized:
    98,678,423 shares outstanding April 1, 1996      987
    96,934,353 shares outstanding April 1, 1995                          969

  Capital in excess of par value               3,341,815           3,341,833

  Accumulated deficit                         (3,563,503)         (3,766,809)
                                              ------------      ------------
     Total stockholders' (deficit)              (220,701)           (424,007)
                                              ------------      ------------
                                              $   97,768        $    200,987
                                              ============      ============

                             GAP  INSTRUMENT  CORP.
                            STAMENTS OF INCOME (LOSS)
                             AND ACCUMULATED DEFICT
                                 APRIL 1, 1996
                                  (Unaudited)

                                                       Thirteen weeks ended
                                                   ----------------------------
                                                    4/ 1/96            4/ 1/95

Sales, net                                       $   89,806         $   65,937
                                                -----------      -------------
Cost of sales                                        18,057             20,753
                                                -----------      -------------
Gross profit (loss)                                  71,749             45,184
                                                -----------      -------------
  Expenses:

     Selling, general and administrative             44,086             33,723
                                                -----------      -------------
                                                     44,086             33,723
                                                -----------      -------------

Net profit (loss) before reorganization items        27,663             11,461

Reorganization - Professional fees                   (6,500)            (1,750)
                                                -----------      -------------
Net income (loss)                                    21,163              9,711

Accumulated deficit - beginning of period        (3,584,666)        (3,776,520)
                                                -----------      -------------
Accumulated deficit - end of period             ($3,563,503)       ($3,766,809)
                                                ===========      =============
Net Income (Loss) Per Share                            $.00               $.00
                                                      =====              =====

                         GAP INSTRUMENT CORP.
                      STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                          For the Periods
                                                      Thirteen weeks ended
                                                ------------------------------
                                                  4/1/96              4/1/95
Cash Flows from Operating Activities:
  Net income (loss)                              $  21,163          $   9,711

Add (deduct) other changes:

  Accounts receivable                               (4,988)           (15,547)

  Other assets                                      (8,044)           (13,575)

  Accounts payable                                  (7,058)             6,764

  Due to officers                                   10,000                500

  Accrued payroll and taxes                           (347)

  Liabilities from Plan of Reorganization           (7,322)

  Professional fees paid                             6,500              1,750

                                                ----------       -------------
Net Cash Flows from Operating Activities             9,904            (10,394)
                                                ----------       -------------
Cash Flows from Reorganation

  Professional fees paid                             6,500              1,750
                                                 ---------       -------------
Cash Used by Reorganation                            6,500              1,750
                                                 ---------       -------------
Net (Decrease) Increase in Cash                      3,404            (12,144)

Beginning Cash                                      (1,553)            14,078
                                                 ---------       -------------
Ending Cash                                      $   1,851         $    1,934
                                                 =========       =============
Cash Paid During the Three Months for:

  Income Taxes                                                            421

SUMMARIZED FINANCIAL INFORMATION

  The accompanying comparative balance sheet and statements of income (loss) and cash flows are unaudited; but, in the opinion of management, all adjustments consisting only of normal recurring adjustments considered necessary for a fairpresentation of the financial statements, have been made.

  In addition, Notes to Financial Statements as reported on the Company's annual 10-K filing for the year endedDecember 31, 1995, would not significantly change for the period ended April 1, 1995 .

                (THIS SPACE INTENTIONAILY LEFT BLANK)

                         GAP  INSTRUMENT  CORP.
                                 PART II

Item 1 -  Legal Proceedings:

          On October 2, 1995, GAP Instrument Corp's plan of reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the. Eastern District of New York, was confirmed. Liabilities resulting from the adoption of the plan of reorganization under Chapter 11 of the United States Bankruptcy Court are shown as "Liabilities resulting from Plan of Reorganization." The payments under the Plan that are due with-in one year are shown in the current liabilities amd those due later than one year are grouped with the long term liabilities.

Item 2 -  Changes in Securities:

          None


Item 9(b) - Exhibits and Reports on Form 8-K:

          The Company filed a Form 8-K during the quarter ended March 31, 1996..

Item 11 - Management Discussion and Analysis of Financial Condition and Results from Operations:

          (a)(b) - Iiquidity and Capital Resources

          The Company relies solely on its results from operations to provide working capital.

          There are no material commitments other than those in the ordinary course of business.

      (c) -    Results from Operations

          Net sales and income (loss) for the three months ended March 31, 1996 were $89,806 and $21,163. For the same periods in 1995, the amounts were $65,937 and $9,711.

          Selling, general and administrative expense continue to be stabilized at 1995 levels.

          Backlog of sales orders at March 31, 1996 was $34,716. All of the current backlog will be shipped in the second quarter of 1996.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GAP INSTRUMENT CORP.






/s/ James M. Edwardson
______________________________________    Date    May 2, 1996
         James M. Edwardson
         Chairman of the Board of Directors,
         and Chief Operating Officer



/s/ Robert Baer
______________________________________    Date    May 2, 1996
         Robert Baer
         President


/s/ Letty A. Norjen
______________________________________    Date    May 2, 1996
         Letty A. Norjen
         Secretary and Director



/s/ Deidre C. Morrison
______________________________________    Date   May 2, 1996
         Deirdre C. Morrison
         Treasurer