Form 10-K
period 1995-12-31
GAP INSTRUMENT CORP
filed 1996-05-16
CIK 39910

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K


                Annual Report under Section 13 or 15(d)of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1995

                      Commission file number: 0-2677

                           GAP INSTRUMENT CORP.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


            New York                          11-1781357
     -----------------------      ----------------------------------
    (State of Incorporation)     (IRS Employer Identification Number)


100 Horse Block Rd, Yaphank, New York                11980
- ---------------------------------------           ----------
(Address of principal executive office)           (Zip Code)


                              (516) 924-1700
                    -------------------------------
                    (Registrant's telephone number)


Securities registered pursuant to Section 12 (b) of the Act:
                            None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $.00001 per share - Traded: Over the Counter Market


Aggregate market value of voting stock held by non-affiliates: No Value


                   Common stock outstanding: 98,678,423


Indicate by check mark whether the registrant:
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months,
                                        Yes       XX      No

(2)  has been subject to such filing requirements for the past 90 days,
                                     Yes       XX      No
(3) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                        Yes                 No        XX

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                CONTENTS
                                                                  Page(s)

                            Part  I

Item  1. Business  . . . . . . . . . . . . . . . . . . . . . .        3
      2. Properties .  . . . . . . . . . . . . . . . . . . . .        4
      3. Legal Proceedings . . . . . . . . . . . . . . . . . .        4
      4. Submission of Matters to a Vote of Security Holders..        4
      5. Changes in Securities  . . . . . . . . . . . . . .  .        5

                            Part  II

Item 6. Market for the Registrant's Common Stock
         and Related Security Holders' Matters . . . . . . . .        5
     7. Five-Year Selected Financial Data . . . . . . . . . .         6
     8. Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . .  . . . .       7
     9. Financial Statements and Supplementary Data . . . . . .       8
    10. Disagreements on Accounting and Financial Disclosure. .      16


                           Part  III

Item 11. Directors and Executive Officers of the Registrant. . .     16
     12. Management Remuneration and Transactions. . . . . . . .     16
     13. Security Ownership of Certain Beneficial
          Owners and Management . . . . . . . . . . . .  . . . .     17
     14. Certain Relationships and Related Transactions . . . . .    17

                            Part  IV

Item 15. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K . . . . . . . . . . . . . . .         18


         SIGNATURES. . . . . . . . . . . . . . . . . . . .          20

- --------------------------------------------------------------------------------
                               Part 1

Item 1 - Business

     (a) GAP Instrument Corp., organized in 1953, is a systems engineering oriented manufacturing organization, producing electromechanical/ solid-state systems to satisfy specific military and commercial requirements for application on board ships, in aircraft, and at ground-based installations. These various systems are primarily servo mechanisms and state-of-the-art signal data-conversion equipment employed in load actuation, information readout display, and operation control.

           While utilizing the same disciplines to continue its efforts in the areas of test equipment and simulation equipment, GAP is attempting to find appropriate areas of diversification to convert form a military market to a commercial market.

     (b) GAP Instrument Corp.'s operations are classified as a single industry segment.


     (c)    (1)  (I)   The principal market for GAP Instrument Corp.'s
                 equipment has been the Department of Defense for military requirements. GAP Instrument Corp. deals with the Department of Defense directly in open competitive bidding and as a subcontractor to other major defense contractors on larger programs. The defense procurement business is very competitive.


            (II)        Not applicable


            (III)      The materials utilized in the equipment produced by
                 GAP Instrument Corp. are obtained from standard sources within the United States. These include foundries, sheet metal shops, machine shops, component manufacturers, etc.


            (IV)       None of the equipment or processes utilized by GAP
                 Instrument Corp. are covered by patents, licenses, franchises, etc.

            (V)        Not applicable.


            (VI)       Manufacturing operations are scheduled to fulfill
                 specific product orders under firm contracts primarily from the Department of Defense. GAP Instrument Corp. does not carry significant amounts of stock inventory.


            (VII)      GAP Instrument Corp.'s present overall business is
                 dependent on a single customer, the Department of Defense, which presently purchases, either directly or indirectly, approximately 80 percent in value of its products.

- --------------------------------------------------------------------------------
            (VIII)     The dollar backlog of orders of GAP Instrument Corp.
                 at December 31, 1995 was $116,000, compared to $48,000 in 1994. All of the 1995 year-end backlog is expected to be shipped in fiscal year 1996.


            (IX)       A significant amount of the business is subject to
                 termination of contracts at the election of the Department of Defense. However, such termination procedures usually provide for the recovery of incurred costs and related profit.


            (X)        Item (c)(1)(I).

     (2)    (I)        Research and development expenses of $50,628 were
                 recorded as prepaid expenses during 1994 for diversification into the telecommunications market. These were expensed during 1995.

            (II)       Department of Defense.

            (III)      None.

            (IV)       The total number of personnel employed by GAP
                 Instrument Corp. as of the end of fiscal year 1995 was 4.

     (d) GAP Instrument Corp. does not engage in material operations in foreign countries, nor is its business dependent on a domestic geographic location.

Item 2 - Properties

     (a)    On October 20, 1993 GAP Instrument Corp. moved  into space at
     100 Horse Block Rd., Yaphank. The rent is currently $1,000 per month on a month to month basis. Rent expense for 1995 was $28,600 for the Yaphank facility.

Item 3 - Legal Proceedings

     (a) On September 24, 1993, GAP Instrument Corp. the Debtor filed partitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the. Eastern District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as "Debtor-in-Possession". These claims are reflected in the December 31, 1994 balance sheet as "Liabilities subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. On October 2, 1995, the Company's Plan of Reorganization was approved by the United States Bankruptcy Court. Payments under the approved plan are reflected on the Balance Sheet as "Liabilities under a Plan of Reorganization."

     (b) Amendment to the by-laws approved by New York State changed authorized shares from 4,000,000 to 104,000,000 shares, per approval by stockholders at a special meeting of stockholders December 28, 1993.

Item 4 - Submission of Matters to a Vote of Security Holders

            On 28 December 1993 a Special Meeting of Stockholders was held. resolutions were passed to authorize and empower the Board of directors to amend, alter, change, add to, repeal, or rescind any and all of the Bylaws, and that the authorized common stock of GAP Instrument Corporation be increased from its present amount thereof, to One Hundred Four Million (104,000,000) shares of par value of One Thousandth of a cent per share ($0.00001).

- --------------------------------------------------------------------------------
Item 5 - Changes in Securities

            On July 29, 1994, the Company issued an additional 93,000,000 shares. These shares went - with the approval of the U.S. Bankruptcy Court for Eastern New York - to resolve post-petition debt.

              30,000,000 shares to Advanced Logic Resources, Inc.
              30,000,000 shares to Eloco Inc.
              20,000,000 shares to Bruce Binnie
               5,000,000 shares to Lawrence Monahan
               2,000,000 shares to Robert Hood
               2,000,000 shares to George Guttner
               1,000,000 shares to John Medcie
               1,000,000 shares to Alan G Binnie
               1,000,000 shares to Letty A Norjen
               1,000,000 shares to Michael Fasullo


                              PART  II

Item 6 -    Market for the Registrant's Common Stock and Related
         Security Holders' Matters

            At December 31, 1995, GAP Instrument Corp. had issued and outstanding 98,678,423 shares of common stock held by 1,087 stockholders of record. 2,000 shares are claimed by two former officers which are not recognized by GAP Instrument Corp.. Market prices listed in the following tabulation were obtained from the National Quotation Bureau, Inc., and represent prices between dealers and do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.


                                1995                    1994

                            Bid  Asked              Bid  Asked
           First Quarter    N o  Q u o t e          N o  Q u o t e
           Second Quarter   N o  Q u o t e          N o  Q u o t e
           Third Quarter    N o  Q u o t e          N o  Q u o t e
           Fourth Quarter   N o  Q u o t e          N o  Q u o t e

- --------------------------------------------------------------------------------

Item 7 - FIVE YEAR SELECTED FINANCIAL DATA FOR THE PERIODS ENDED DECEMBER 31

                                   1995      1994       1993      1992       1991
                               ----------  ---------  --------  --------  ----------
Net Sales                      $258,439    $332,312   $205,354  $881,991  $1,328,031
Income (loss) from
 continuing operations          (98,016)   (154,677)  (415,457) (154,083)     82,292

Provision for income taxes         -            -         -         -        (26,521)
Net income (loss) before
 extraordinary credit
 and reorganization expense     (98,016)   (154,677)  (415,457) (154,083)     55,771

Extraordinary credit - gain
 from restructuring debt,
 including tax benefits net
 operating loss carry-forwards      -          -             -       -        113,598

Extraordinary gain-gain from
 adoption of plan of Reorg-
 anization under Chapter 11      293,870       -           -        -           -

Reorganization items:
 Professional fees                 4,000      7,525      23,000     -           -

Net Income (Loss)               $191,855  ($162,202)  ($438,457)($154,083) $ 169,369

Earnings Per Share
Net income (loss)
 share before
 extraordinary credit              (.00)       (.00)      (.11)     ($.08)      $.03

Extraordinary credit                .00          -           -         -        $.05

Earnings (loss) per share          $.00       ($.00)     ($.11)     ($.08)      $.08

Total Assets                    $81,332    $184,009    $118,378  $208,750  $ 390,731

Note Payable                    $    (1)   $     (1)         (1) $ 88,289  $  99,414

(1) Note Payable expunged during the Chapter 11 Proceeding

- --------------------------------------------------------------------------------
Item 8 -     Management's Discussion and Analysis of Financial Condition
         and Results of Operations Liquidity and Capital Resources

             GAP Instrument Corp. has primarily relied on its results from operations to provide working capital. Due to lack of working capital on September 23, 1993, GAP Instrument Corp. the Debtor filed partitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York.

             In order to continue operations, and pay post petition expenses, GAP Instrument Corp. issued, on July 29, 1994, 3,000,000 shares of common stock, and on October 31, 1995, 1,744,070 shares of common stock, to suppliers and key personnel.

             On October 2, 1995 GAP Instrument Corp. emerged from Chapter 11 and is operating under a plan approved by the United States Bankruptcy Court for the Eastern District of New York and the creditors.

                          RESULTS OF OPERATIONS

             Operating income (loss) for the years 1995 and 1994, were ($98,016) and ($154,677). Sales volume for the respective years were $258,439 and $332,312.

             GAP Instrument Corp. is fully aware that its military business over the next decade will continue to decline. Thus, GAP instrument Corp. entered the tele communications market as a Value Added Network for the Federal Government and as an Internet Service Provider (ISP) for Federal contractors.

             Federal tax loss carryforwards at December 31, 1995 are ($704,710) which will provide for future tax benefits relief in future years.

             The dollar backlog of sales at December 31, 1995, 1994 and 1993 were $116,000, $48,500, and $123,885, respectively. All of the 1995 backlog will be shipped in 1996.

- --------------------------------------------------------------------------------
Item 9 - Financial Statements and Supplementary Data



                   INDEX  TO  FINANCIAL  STATEMENTS

                                                               Page

            Balance Sheets as of December 31, 1995 and 1994.     9

            Statements of Income (Loss) and Accumulated

               Deficit for the Years Ended December 31,

               1995, 1994 and 1993. . . . . . . . . . . . .     10

            Statements of Cash Flows for the Years

               Ended December 31, 1995, 1994 and 1993 . . .     11

            Notes to Financial Statements . . . . . . . . .     12

            Independent Auditors Report . . . . . . . . . .     15

- --------------------------------------------------------------------------------
                       GAP  INSTRUMENT  CORP.
                          BALANCE SHEETS
                      December 31, 1995 and 1994

                                ASSETS

                                                   December 31,
                                                1995          1994
                                            ------------   ------------
Current Assets:
  Cash (overdraft)                          $    (1,553)   $    14,078
  Accounts receivable  ( Note 3)                 61,777         13,491
  Inventories, at lower of cost or market (Note 4)  -           40,118
                                            ------------   ------------
     Total current assets                        60,224         67,687

Fixed assets, at cost less accumulated
 depreciation (Note 5)                           12,998          3,761
Other assets                                      8,110        112,561
                                            ------------   ------------
     Total assets                           $    81,332    $   184,009
                                            ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Liabilities subject to compromise(Note 2) $      -       $   554,705
  Accounts payable                               29,860         16,216
  Liabilities resulting from Plan of
  Reorganization (Note 2)                        47,194           -
  Accrued liabilities                              -            22,136
  Accrued payroll and taxes                         347            670
  Due from officers (Note 3)                     56,000         24,000
                                             -----------   ------------
    Total current liabilities                   133,401        617,727

Long-term debt
Liabilities resulting from
 Plan of Reorganization (Note 2)                189,795           -
                                             -----------   ------------
     Total long-term liabilities                189,795           -
                                             -----------   ------------
     Total liabilities                          323,196        617,727
                                             -----------   ------------
Stockholders' Deficit:
  Common stock $ .00001 par value 1995
   104,000,000 shares authorized;
   98,678,423 shares outstanding 1995               987            -
   96,934,353 shares outstanding 1994              -               969
  Capital in excess of par value              3,341,815       3,341,833
  Accumulated deficit                        (3,584,666)     (3,776,520)
                                             -----------   -------------
     Total stockholders' deficit               (241,864)       (433,718)
                                             -----------   -------------
     Total Liabilities and
      Stockholders' Deficit                  $   81,332    $    184,009
                                             ===========   =============

   See Independent Auditor's Report and Notes to Financial Statements.

- --------------------------------------------------------------------------------
                         GAP  INSTRUMENT  CORP.
            STATEMENTS OF INCOME (LOSS)  AND ACCUMULATED DEFICIT
            For the years ended December 31, 1995, 1994 and 1993

                                                                       Years ended December 31,
                                                                1995          1994        1993
                                                             ----------   ----------   ----------
Net Sales                                                    $ 258,439    $ 332,312    $ 205,354
Cost of sales                                                  199,851      206,750      287,563
                                                             ----------   ----------   ----------
Gross margin                                                    58,588      125,562      (82,209)

Selling, general and administrative                            156,713      280,239      323,156
Other income and expenses - interest income (expense)              109          -        (10,092)
                                                             ----------   ----------   ----------
Loss from continuing operations                                (98,016)    (154,677)    (415,457)

Provision for income taxes (Notes 3 and 6)                         -            -            -
                                                             ----------   ----------   ----------
Net (loss) before extraordinary gain
 and reorganization items                                      (98,016)    (154,677)    (415,457)
Extraordinary Gain from adoption of
plan of reorganization (Note 2)                                293,870          -            -

Reorganization items:
  Professional fees                                              4,000        7,525       23,000
                                                             ----------   ----------   ----------
Net Income (Loss)                                            $ 191,855   ($ 162,202)  ($ 438,457)

Accumulated deficit, beginning of year                      (3,776,520)  (3,614,318)  (3,175,862)
                                                             ----------   ----------   ----------
Accumulated deficit, end of year                           ($3,584,666) ($3,776,520) ($3,614,318)
                                                           ============ ============ ============
Earnings Per Share:
Earnings (loss) per common share before extraordinary income    ($.001)       ($.00)       ($.11)
Earnings (loss) per common share                                 $.002        ($.00)       ($.11)

Weighted average number of common shares outstanding        98,687,423
                                                           ============


   See Independent Auditor's Report and Notes to Financial Statements.

- --------------------------------------------------------------------------------
                        GAP  INSTRUMENT  CORP.
                       STATEMENTS OF CASH FLOWS
          For the years ended December 31,1995, 1994 and 1993

                                                  1995       1994        1993
                                              ----------  ----------  ----------
Cash Flows from Operating Activities:
    Net income (Loss)                         $ 191,855   ($162,202)  ($438,457)
    Add (deduct) non-cash items:
    Depreciation and amortization                 4,675       1,905       1,903
    Gain from adoption of plan
     of reorganization                         (293,870)         -          -
Add (deduct) other changes:
    Accounts receivable                         (48,286)       4,518     13,603
    Inventories                                  40,118        4,072     83,248
    Prepaid expenses                                -          2,217      8,161
    Accounts payable                             13,643      (16,888)    33,104
    Accrued liabilities                         (22,136)      22,136     32,996
    Accrued payroll and taxes                      (323)     (32,326)   166,730
                                              ----------   ----------  ---------
Net Cash Provided (Used) by
  Operating Activities                         (114,324)    (176,658)  (112,517)
                                              ----------   ----------  ---------

Cash Flows from Investing Activities:
  Purchase of equipment and
   leasehold improvements                       (13,912)      (1,348)       -
  Principal payments on bankruptcy debt         (23,846)         -          -
  Increase in other assets                      104,451      (68,645)       -
  Abandonment of leasehold improvements                                   8,954
                                               ----------   ---------- ---------
Cash Provided (Used) by Investing Activities     (66,693)     (69,963)    8,954
                                               ----------   ---------- ---------

Cash Flows from Financing Activities:
  Shareholder loans                              32,000       18,000      6,000
  Issuance of Stock for Post-Petition Debt          -        236,910        -
  Payment of Long-term debt                         -            -       94,950
                                              ----------   ----------  ---------
Cash Provided (Used)from Financing Activities    32,000      254,910    100,950
                                              ----------   ----------  ---------


Net Increase (Decrease) in Cash                  (15,631)       8,289    (2,613)

Beginning Cash                                    14,078        5,789     8,402
                                               ----------   ---------- ---------
Ending Cash (Overdraft)                        $  (1,553)   $  14,078  $  5,789
                                               ==========   ========== =========

    Income Taxes                                     404          -         -

See Independent Auditor's Report and Notes to Financial Statements

- --------------------------------------------------------------------------------
                     NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1995 AND 1994

NOTE 1 - BUSINESS DESCRIPTION

         GAP Instrument Corp., organized in 1953, is a systems engineering oriented manufacturing organization, producing electromechanical/solid -state systems to satisfy specific military and commercial requirements for application on board ships, in aircraft, and at ground-based installations. These various systems are primarily servo mechanisms and state-of-the-art signal data-conversion equipment employed in load actuation, information readout display, and operation control.

        While utilizing the same disciplines to continue its efforts in the areas of test equipment and simulation equipment, GAP Instrument Corp is attempting to find appropriate areas of diversification to convert form a military market to a commercial market.

NOTE 2 - PETITION FOR RELIEF UNDER CHAPTER 11

            On September 24, 1993, GAP Instrument Corp. (the Debtor) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. These claims are reflected in the December 31, 1994 balance sheets as "Liabilities subject to Compromise". Additional claims (liabilities subject to compromise) may come to light subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court or agreement by parties in interest. A plan of reorganization was approved on October 2, 1995. This plan calls for payments over the next five years in settlement of the compromised liabilities. These liabilities are reflected in the December 31,1995 Balance Sheet as "Liabilities Resulting from Plan of Reorganization."

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            The following is a summary of the significant accounting policies of GAP Instrument Corp. Assets and liabilities, and revenues and expenses, are recognized on the accrual basis of accounting. GAP Instrument Corp. considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Accounts receivable are recorded when goods are shipped or when customer is registered(VAN service). Doubtful accounts are written-off when receivable is determined to be uncollectable - i.e., contract terminated. As of December 31, 1995 and 1994 no allowance for doubtful accounts was deemed necessary, as management does not anticipate any further probable losses.

            Inventories are stated at the lower of cost (first in-first out) or market. Machinery and leasehold improvements are stated at cost less accumulated depreciation and are removed from the asset and accumulated depreciation accounts when disposed of. Ordinary repairs and maintenance are charged directly to expense as incurred. Losses were recognized in 1993 for the abandonment of leasehold improvements when GAP Instrument Corp moved.

- --------------------------------------------------------------------------------
                   NOTES TO FINANCIAL STATEMENTS CONTINUED

            Net sales are recorded on the completed contract method of accounting. Sales orders normally require delivery dates of less than one year. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Liabilities resulting from the adoption of the plan of reorganization under Chapter 11 of the United States Bankruptcy Court are shown as "Liabilities resulting from Plan of Reorganization." The payments under the Plan that are due with-in one year are shown in the current liabilities and those due later than one year are grouped with the long term liabilities. The balance sheet caption "Liabilities Subject to Compromise" are the liabilities as of the date of the Bankruptcy filing. See Note 2 above.

            Officer loans are payable on demand and currently there is no interest being accrued.

Income taxes: During 1995 the Company adopted FAS 109
              (Accounting for Income Taxes.)

     This statement requires the use of the asset and liability approach in the recognition of deferred tax assets and liabilities for the expected future tax consequences of the event that have been recognized in the company's financial statements or tax return. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is realized. Financial statements for prior years, have not been restated and the cumulative effect of the accounting change would not be material.

NOTE 4 - INVENTORIES:

Inventories were carried on the FIFO basis.

                              December 31,       1995      1994       1993

Raw materials and components                      0       35,258  $ 36,760

Work in process                                   0        4,860     7,430
                                               ------   --------- ---------
                                                  0     $ 40,118  $ 44.190
                                               ======   ========= =========

         Inventories of raw materials and components were written-off at December 31, 1995 due to obsolescence of inventories. Parts are currently purchased on a as needed only basis.

- --------------------------------------------------------------------------------
                 NOTES TO FINANCIAL STATEMENTS CONTINUED

NOTE 5 - FIXED ASSETS:

             Fixed assets at December 31 consisted of the following:

                                                       1995       1994
                                                   ----------  ----------
Production Equipment and leasehold improvements    $   5,730    $ 20,331
Administrative equipment                              13,848         -
                                                   ----------  ----------
                                                      19,578      20,331
Less:  Accumulated depreciation and amortization      (6,580)    (16,570)
                                                   ----------  ----------
     Fixed assets net of accumulated depreciation   $ 12,998    $  3,761
                                                   ==========  ==========

       Assets are depreciated over five and ten year periods using the straight line depreciation method. Leasehold improvements are amortized over the remaining life of the lease. Depreciation and amortization expense for the years ended December 31, 1995, 1994 and 1993 was $4,675, 1,905, and $1,903, respectively. Leasehold improvements were abandoned when the Company moved its facilities. Depreciation is computed on the tax basis, MACRS. The difference between straight line and MACRS is not material.

NOTE 6 - INCOME TAXES:
      The annual provision for income taxes differs from amounts computed applying the maximum US Federal income tax rate to the pre-tax income as follows:

                                                         1995         1994
                                                      ----------   ----------
Computed tax at maximum rate                          $  65,230          -
State Income Tax, net of Federal tax effect                 404          -
Tax benefit of operating loss carryforward              (65,634)         -
                                                      ----------   ----------
Provision for income taxes                                  -            -

Deferred tax assets (liabilities) at December 31, 1995 and 1994 consist of the following:
                                                          1995         1994
                                                      ----------   ----------
 Deferred tax assets                                  $(704,710)   $(896,565)
 Deferred tax assets valuation allowance                704,710      896,565
                                                      ----------   ----------
     Net deferred tax assets                                -            -
                                                      ==========   ==========

- --------------------------------------------------------------------------------
                   NOTES TO FINANCIAL STATEMENTS CONTINUED

NOTE 7   - BUSINESS SEGMENT REPORTING:
    Company operations are no longer a single industry segment, namely, system design and manufacture of electronic products used for data conversion and display instrumentation. Direct sales to United States Government Agencies or its prime contractors in 1995, 1994 and 1993, were $ 224,152, $246,000, and $205,354, respectively. The Company entered a new business segment, namely, telecommunications providing Value Added Network Services via the Internet for the Federal Government. 1995 sales for this business segment were $ 34,045.


NOTE 8   - PER SHARE DATA:
    Earnings per share data are based on the average number of common shares outstanding during the year. Shares for convertible debt have been excluded in these computations since their inclusion is not material. The number of common shares outstanding for 1995 were 98,678,423, and for 1994 were 96,934,353 and for 1993 were 3,934,354.

NOTE 9  - COMMITMENTS AND CONTINGENCIES:
    On October 20, 1993 the Company moved into facilities in Yaphank, currently rented at $3,200 per month on a month to month basics. Rent expense for 1995 was $28,600.

NOTE 10 - GOING CONCERN
    There is substantial doubt about the ability of GAP Instrument Corp to continue as a going concern. As shown in the accompanying financial statements, the Company had net losses, before effects of extraordinary gain, of ($98,016), $(154,677), and $(415,457) during each of the three years ended December 31, 1995, 1994 and 1993, respectively and, as of those dates, had stockholders' (deficit) of $(241,864), $(433,718), and $(511,390), respectively. Management plans to expand its presence in the value added network area (VAN) in which management believes there is substantial growth opportunity.

NOTE 11 - RELATED PARTY TRANSACTIONS
    GAP Instrument Corp rents its Yaphank facility from Advanced Logic Resources, Inc. which has 31.03% ownership percentage in the Company, at a rental of $3,200 per month on a month-to-month basis.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS
     GAP Instrument Corp, whose only financial instruments are cash, short-term trade receivables and payables and loans from stockholders', for which their carrying amounts approximate fair values.

- --------------------------------------------------------------------------------
                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GAP Instrument Corp

     We have audited the accompanying balance sheet of GAP Instrument Corp
(a New York corporation) as of December 31, 1995, and the related statements of income (loss) and accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of GAP Instrument Corp as of December 31, 1994 and 1993, were audited by other auditors whose report dated January 31, 1995, on those statements included explanatory paragraphs that described the Company's going concern issue.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GAP Instrument Corp as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ SCHWAEBER SLOANE SCHULMAN & CO., PC

Great Neck NY
April 29, 1996

- --------------------------------------------------------------------------------
Item 10 - Disagreements on Accounting and Financial Disclosure
                     NONE

                                  Part III

Item 11 -Directors and Executive Officers of the Registrant

                                                                  Common Stock
                                                      Served     of Company as
                                Principal             Director   Beneficially Owned on
  Name                Age        Occupation           From      December 31, 1994
_______________________________________________________________________________________________
James M. Edwardson     52     Chairman of Board        1993       60,656,732 shares *
                              and Chief Executive
                              Officer and President

Letty A. Norjen        60     Secretary and Director    1993      61,656,732 shares *

Deirdre C Morrison     35     Treasurer                 1995          16,000  shares

Michael H. Fasullo     49     Director                  1993      31,036,732 shares ^

Lawrence Monahan       56     Vice President                       5,007,400 shares


  * These shares are Beneficially owned by virtue of being a Director of Advanced Logic Resources, Inc. and Eloco, Inc.

  ^ These shares are Beneficially owned by virtue of being a Director of Elcoc Inc.

    The shares of Common Stock indicated above are the only securities of GAP Instrument Corp. owned by the directors and executive officers of the registrant.


Item 12 -Management Remuneration and Transactions

        In 1995, total remuneration for all Directors and Officers was $0


Item 13 -Security Ownership of Certain Beneficial Owners and Management


 Name and Address          Amount Beneficially Owned     Percent of Class
- ---------------------      ---------------------------   -----------------
  Eloco, Inc.
  Yaphank, NY 11980                 30,036,732 shares               30.44

  Advanced Logic Resources, Inc.
  Yaphank, NY 11980                 30,620,000 shares               31.03

  Alan G. Binnie
  Ridge, NY 11961                   21,604,055 shares               21.89

  Lawrence Monahan                   5,007,400 shares                5.07

  Beneficially owned securities of GAP Instrument Corp. held by all Directors and Officers of GAP Instrument Corp. as a group:

                Amount Beneficially Owned        Percent of Class
              ----------------------------      ------------------
                      65,664,132                      66.54

- --------------------------------------------------------------------------------
Item 14-   Certain Relationships and Related Transactions
                            None

                                    PART IV


Item 15 - Exhibits,  Financial Statement Schedules and Reports on Form 8-K

       (1) Financial Statements:     Reference is made to Part II, Item 9.
       (2) Exhibits Index:
       (3), (4) Reference is made to Form 10-K for 1980.
       (5), (9), (10), (11), (12), (13), (18), (19), (20),
       (22), (23), (24), (25), and (28) are not applicable.

       (3) Financial Statement Schedules for the
            Years Ended December 1995, 1994 and 1993:

                                                              Page No.

      Supplementary Profit and Loss Information                   19

      (4) Reports on Form 8-K:
         The Company filed a Report on Form 8K for the last quarter covered by these financial statements.
         The Company filed a Report on Form 8K subsequent to year end.


                   SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                                   Charged to Profit and Loss
                                   To Cost      To Other
                                   of Sales     Accounts      Total
                                  ----------  -----------   ----------
Year ended December 1993:
  Maintenance and repairs         $ 9,004      $   -          $ 9,004
  Depreciation and amortization
   of fixed assets                               1,903          1,903

  Taxes other than income taxes:
    Payroll                         7,783        6,330         14,113
    Property                          -          7,799          7,799
  Rents                            60,918       26,108         87,026
                                 ----------   -----------   ----------
                                 $ 79,608      $40,237       $119,845
                                 ==========   ===========   ==========

Year ended December 31, 1994:
  Maintenance and repairs        $  2,681          -          $ 2,681
  Depreciation and amortization
    of fixed assets                 1,905          -            1,905
  Taxes other than income taxes:
    Payroll                                      2,248          2,248
  Rents                             6,000        7,000         13,000
                                ----------    -----------    ----------
                               $   10,586    $   9,248       $  19,834
                               ===========   ============    ==========

Year ended December 31, 1995:
  Maintenance and repairs      $      -          1,056         $ 1,056
  Depreciation and amortization
    of fixed assets                   -          4,675           4,675
  Taxes other than income taxes:
    Payroll                                       2,312          2,312
  Rents                                          28,600         28,600
                               -----------    ------------   ----------
                               $      -       $  36,643       $ 36,643

- --------------------------------------------------------------------------------

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ James M. Edwardson
______________________________________    Date    May 1, 1996
         James M. Edwardson
         Chairman of the Board of Directors,
         and Chief Operating Officer



/s/ Robert Baer
______________________________________    Date    May 1, 1996
         Robert Baer
         President


/s/ Letty A. Norjen
______________________________________    Date    May 1, 1996
         Letty A. Norjen
         Secretary and Director



/s/ Deidre C. Morrison
______________________________________    Date   May 1, 1996
         Deirdre C. Morrison
         Treasurer