Form 10-K/A
period 1995-12-31
GAP INSTRUMENT CORP
filed 1996-11-05
CIK 39910

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                             FORM 10-K Amended

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1995

                         Commission file number: 0-2677

                               GAP INSTRUMENT CORP.
                 ------------------------------------------------------
                 (Exact Name of Registrant as Specified in its Charter)

       _____New York_____           ____________11-1781357_________
    (State of Incorporation)     (IRS Employer Identification Number)

    100 Horse Block Rd, Yaphank, New York         __11980__
   (Address of principal executive office)        (Zip Code)

                           _______(516) 924-1700______
                         (Registrant's telephone number)

       Securities registered pursuant to Section 12 (b) of the Act:
                                   None

       Securities registered pursuant to Section 12 (g) of the Act:
         Common Stock, par value $.00001 per share - Traded: Over the Counter Market Aggregate market value of voting stock held by non-affiliates:
         No Value

         Common stock outstanding: 98,678,423

         Exhibit index: 20

Indicate by check mark whether the registrant:
   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months,

                                        Yes       XX      No
                                            ---------        ----------

   (2) has been subject to such filing requirements for the past 90 days,

                                        Yes       XX      No
                                            ---------        ----------

   (3) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                        Yes                 No        XX
                                            ----------         ----------

<Page 1>
===============================================================================
                                      CONTENTS

                                                                   Page(s)
                                        Part  I

Item  1. Business  .................................................   3
      2. Properties ................................................   4
      3. Legal Proceedings .........................................   4
      4. Submission of Matters to a Vote of Security Holders .......   4

                                        Part  II

Item  5.  Market for the Registrant's Common Stock
           and Related Security Holders' Matters ...................  5
      6. Five-Year Selected Financial Data .........................  6
      7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations .....................  7
      8. Financial Statements and Supplementary Data ...............  8
      9. Disagreements on Accounting and Financial Disclosure ......  16

                                      Part  III

Item 10. Directors and Executive Officers of the Registrant ........ 16
     11. Management Remuneration and Transactions .................. 16
     12. Security Ownership of Certain
           Beneficial Owners and Management ........................ 17
     13. Certain Relationships and Related Transactions ............ 17

                                      Part  IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K ..................................... 18

        SIGNATURES ................................................. 20

<Page 2>
===============================================================================
                                       Part 1

Item 1 - Business

     (a) GAP Instrument Corp., organized in 1953, is a systems engineering oriented manufacturing organization, producing electromechanical/solid state systems to satisfy specific military and commercial requirements for application on board ships, in aircraft, and at ground-based installations. These various systems are primarily servo mechanisms (gear trains run by motors, synchros and resolvers) and state-of-the-art signal data-conversion equipment employed in load actuation, information readout display, and operation control. While utilizing the same disciplines to continue its efforts in the areas of test equipment and simulation equipment, GAP is attempting to find appropriate areas of diversification to convert form a military market to a commercial market.
GAP Instrument Corp. is fully aware that its military business over the next decade will continue to decline. GAP Instrument Corp has found appropriate areas of diversification to convert from a military manufacturing market. GAP Instrument Corp has entered the tele communications market as a Value Added Network connecting Federal contractors to the Department of Defense and Federal Agencies. The United States Government has been in the process of changing from a paper based system to an electronic system since 1985. This culminated in an executive memo (Federal Register Vol. 58 #207) and by legislation, the Federal Acquisition Streamlining Act of 1994 (Public Law 103-355). These two documents set the ground rules for the Federal conversion to Electronic Data Interchange (EDI). The only means of communicating with the Government is via a licensed and certified Value Added Network. GAP Instrument Corp is one of the 26 licensed and certified Value Added Networks. Procurement is the first area that the Government is converting to EDI.

    (b) GAP Instrument Corp.'s operations are no longer classified as a single industry segment.
    (1)  (I)       The principal market for GAP Instrument Corp.'s equipment has been the Department of Defense for military requirements. GAP Instrument Corp. deals with the Department of Defense directly in open competitive bidding and as a subcontractor to other major defense contractors on larger programs. The defense procurement business is very competitive, however, due to the decline of this industry in general, GAP has become the sole-source provider of a number of parts.

            (II) Not applicable

            (III) The materials utilized in the equipment produced by GAP Instrument Corp. are obtained from standard sources within the United States. These standard sources include foundries, sheet metal shops, machine shops, component manufacturers, etc.

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

            (X)  Item (c)(1)(I).

            (XII) Compliance with environmental regulations has not had a material effect on capital expenditures.

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

Item 2- Properties

     (a) On October 20, 1993 GAP Instrument Corp. moved into space at 100 Horse Block Rd., Yaphank. The rent is currently $1,000 per month on a month to month basis. Rent expense for 1995 was $28,600 for the Yaphank facility.

Item 3 -     Legal Proceedings
     (a) On September 24, 1993, GAP Instrument Corp. the Debtor filed partitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the. Eastern District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as "Debtor-in-Possession". These claims are reflected in the December 31, 1994 balance sheet as "Liabilities subject to Compromise." Additional claims (liabilities subject to compromise) may arise
subsequent to the filing date resulting from rejection of executory   contracts,
including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. On October 2, 1995, the Company's Plan of Reorganization was approved by the United States Bankruptcy Court. Payments under the approved plan are reflected on the Balance Sheet as of December 31, 1995 as "Liabilities under a Plan of Reorganization."
     Under the terms of the plan of reorganization payments to the Internal Revenue Service and New York State Department of Labor provide for full payment of amounts due over five years. Claims of two prior officers are payable at a reduced amount over the same five years. All unsecured creditors will be paid fifty percent of their claim in five equal installments upon the first, second, third, fourth and fifth anniversaries of approval of the Plan.
     (b) Amendment to the by-laws approved by New York State changed authorized shares from 4,000,000 to 104,000,000 shares, per approval by stockholders at a special meeting of stockholders December 28, 1993.

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






                (THIS SPACE INTENTIONALLY LEFT BLANK)

                              PART  II

Item 5- Market for the Registrant's Common Stock and Related Security Holders' Matters

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

         				                       1995                    1994
              			                Bid  Asked              Bid  Asked
           First Quarter  		   N o  Q u o t e          N o  Q u o t e
           Second Quarter 		   N o  Q u o t e          N o  Q u o t e
           Third Quarter 			   N o  Q u o t e          N o  Q u o t e
           Fourth Quarter			   N o  Q u o t e          N o  Q u o t e




             (THIS  SPACE  INTENTIONALLY  LEFT  BLANK)


Item 6-    FIVE YEAR SELECTED FINANCIAL DATA FOR THE PERIODS ENDED

DECEMBER 31               	  		               1995        1994        1993       1992          1991

Net Sales                                   $258,548    $332,312    $203,354   $881,991     $1,328,031
Income (loss) from continuing operations     (98,016)   (154,677)   (415,457)  (154,083)        82,292
Provision for income taxes                       -           -           -          -          (26,521)
Net income (loss) before extraordinary credit
  and reorganization expense                 (98,016)   (154,677)   (415,457)  (154,083)        55,771
Extraordinary credit - gain from
  restructuring debt, including tax benefits
  net operating loss carry-forwards              -           -           -          -          113,598
Extraordinary gain -gain from adoption of plan of
      Reorganization under Chapter     11    293,870
Reorganization items:
    Professional fees                          4,000       7,525       23,000       -              -
Net Income (Loss)                           $191,855   ($162,202)   ($438,457) ($154,083)   $169,369
Earnings Per Share
Net income (loss)  share before
 extraordinary credit                           (.00)       (.00)        (.11)     ($.08)       $.03
Extraordinary credit                             .00          -            -                    $.05
Earnings (loss) per share                       $.00       ($.00)       ($.11)     ($.08)       $.08
Total Assets                                  $81,332    $184,009    $118,378   $208,750      $390,731
Note Payable                                    $-(1)      $  - (1) $  88,289   $ 99,414           -

(1) Note Payable expunged during the Chapter 11 Proceeding


Item 7-
Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources

    GAP Instrument Corp. has primarily relied on its results from operations to provide working capital. Due to lack of working capital on September 23, 1993, GAP Instrument Corp. the Debtor filed partitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York.

    In order to continue operations, and pay post petition expenses, GAP Instrument Corp. issued, on July 29, 1994, 93,000,000 shares of common stock, and on October 31, 1995, 1,744,070 shares of common stock, to suppliers and key personnel.
    On October 2, 1995 GAP Instrument Corp. emerged from Chapter 11 and is operating under a plan approved by the United States Bankruptcy Court for the Eastern District of New York and the creditors.

     GAP Instrument Corp. has the ability to generate sufficient cash flows to support its operations for the twelve month period.


                          RESULTS OF OPERATIONS

      Operating income (loss) for the years 1995 and 1994, were ($98,016) and ($154,677). Sales volume for the respective years were $258,197 and $332,312. Operating income (loss) for 1993 was ($415,457) and sales volume was $203,354. Sales volume for the years 1993, 1994 and 1995 were substantially less than prior years as the Department of Defense is now only buying parts to replace and repair as the part is needed. General and administrative costs are reviewed continually to keep expenses as low as possible.


    GAP Instrument Corp. is fully aware that its military business over the next decade will continue to decline. Thus, GAP Instrument Corp. entered the tele communications market as a Value Added Network for the Federal Government and as an Internet Service Provider (ISP) for Federal contractors.

    Federal tax loss carry forwards at December 31, 1995 are ($704,710) which will provide for future tax benefits relief in future years.

    The dollar backlog of sales at December 31, 1995, 1994 and 1993 were $116,000, $48,500, and $123,885. All of the 1995 backlog will be shipped in 1996.

               (THIS  SPACE  INTENTIONALLY  LEFT  BLANK)


Item 8 -  Financial Statements and Supplementary Data


                   INDEX  TO  FINANCIAL  STATEMENTS

                                                               Page

Balance Sheets as of December 31, 1995 and 1994. . . . . .       9
Statements of Income (Loss) and Accumulated
  Deficit for the Years Ended December 31,
   1995, 1994 and 1993. . . . . . . . . . . . . . . . . . . .   10
Statements of Cash Flows for the Years
  Ended December 31, 1995, 1994 and 1993  . . . . . . . . .     11
Notes to Financial Statements . . . . . . . . . . . . . . .     12


Independent Auditors Report, December 31, 1995 .. . . . . .     15
Independent Auditors Report, December 31, 1994 and 1993 . .     16


                            GAP  INSTRUMENT  CORP.
                                BALANCE SHEETS
                           December 31, 1995 and 1994

                  ASSETS
                                 		                        	  December 31,
Current Assets:                               		            1995 		     1994
    Cash                                      		       $        0		$     14,078
    Accounts receivable  ( Note 3)                	     	  61,777	       13,491
    Inventories, at lower of cost or market (Note 4)          - 		       40,118
                                                        ----------   -----------
    Total current assets                  		               61,777        67,687

Fixed assets, at cost less accumulated
  depreciation(Note 5)                   			               12,998         3,761
Other assets                                        			     8,110       112,561
                                                        -----------  -----------
    Total assets                          		          $    82,885  	$   184,009
                                                        ==========  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities subject to compromise(Note 2)          		 $       -   	 $   554,705
Current Liabilities:
    Accounts payable       		                              29,860        16,216
    Cash overdraft                                          1,553           -
    Liabilities resulting from Plan
     of Reorganization (Note 3  )                          47,194           -
    Accrued liabilities        			                            -          22,136
    Accrued payroll and taxes                     		          347           670
    Due to officers(Note 3)                         		     56,000        24,000
                                                       -----------   -----------
    Total current liabilities                        		   134,954       617,727
                                                       -----------   -----------
Long-term debt
Liabilities resulting from Plan of
             Reorganization (Note 3)                      189,795           -
                                                       -----------   -----------
                   Total long-term liabilities      		    189,795           -
                                                       -----------   -----------
    Total liabilities                              			    324,749       617,727
                                                       -----------   -----------
Stockholders' Deficit:
      Common stock $ .00001 par value 1995
            104,000,000 shares authorized;
              98,678,423 shares outstanding 1995              987
              96,934,353 shares outstanding 1994                            969
            Capital in excess of par value     		       3,341,815     3,341,833
            Accumulated deficit                   			  (3,584,666)	  (3,776,520)
                                                      ------------   -----------
               Total stockholders' deficit        		     (241,864)     (433,718)
                                                      ------------   -----------
                                     			              $    82,885    $  184,009
                                                      ============   ===========
   See Independent Auditor's Report and Notes to Financial Statements.


                               GAP  INSTRUMENT  CORP.
           STATEMENTS OF INCOME (LOSS)  AND ACCUMULATED DEFICIT
           For the years ended December 31, 1995, 1994 and 1993

                                                     Years ended December 31,
                                              1995       1994          1993
                                ----------------------------------------------
Net Sales                                   258,548     332,312   $    205,354

Cost of sales                               199,851     206,750        287,563

Selling, general and administrative         156,713     280,239        323,156

Interest, net                                   -           -           10,092
                                         -----------  ----------   ------------
Income (loss) from continuing operations    (98,016)   (154,677)      (415,457)

Provision for income taxes                      -           -              -
                                         -----------  -----------  -------------
Net income (loss) before extraordinary
      gain and reorganization items         (98,016)    (154,677)      (415,457)

Extraordinary Gain from adoption of
      plan of reorganization                293,870          -              -

Reorganization items:
      Professional fees                       4,000        7,525         23,000
                                          ----------  -----------   ------------
Net Income (Loss)                         $ 191,855   ($ 162,202)   ($  438,457)
Accumulated deficit:
      Beginning of year                  (3,776,520)  (3,614,318)    (3,175,862)
                                        ------------  -----------   ------------
      End of year                       ($3,584,666) ($3,776,520)   ($3,614,318)
                                        ============ ============   ============
Earnings Per Share
      Net income (loss) per share             ($.00)       ($.00)         ($.11)
                                        ------------ ------------   ------------
Earnings Per Share                            ($.00)       ($.00)         ($.11)
                                        ============ ============   ============

   See Independent Auditor's Report and Notes to Financial Statements.


                                 GAP  INSTRUMENT  CORP.
                                STATEMENTS OF CASH FLOWS
                       Years ended December 31,1995, 1994 and 1993

                                               1995         1994        1993
Cash Flows from Operating Activities:
    Net income (Loss)                       ($102,016)    ($162,202)  ($438,457)
    Add (deduct) non-cash items:
    Depreciation and amortization               4,675         1,905       1,903
    Gain from adoption of
      plan of reorganization                  293,870
    Add (deduct) other changes:
    Accounts receivable                       (48,286)        4,518      13,603
    Inventories                                40,118         4,072      83,248
    Prepaid expenses                              -           2,217       8,161
    Accounts payable                           13,644       (16,888)     33,104
    Cash Overdraft                              1,553
    Accrued liabilities                       (22,136)       22,136      32,996
    Accrued payroll and taxes                    (323)      (32,326)    166,730
Net Cash Provided (Used)                  ------------  ------------  ----------
  from Operating Activities                   181,098      (176,658)   (112,517)

Cash Flows from Financing Activities:
     Shareholder loans                         32,000        18,000       6,000
     Issuance of Stock for Post-Petition Debt               236,910         -
     Payment of Long-term debt                                           94,950
Cash Provided (Used)                      ------------  ------------  ----------
     from Financing Activities                 32,000       254,910     100,950

Cash Flows from Investing Activities:
    Purchase of equipment and
       leasehold improvements                 (13,849)       (1,348)       -
    Increase in Other Assets                  104,451       (68,615)       -
    Decrease in Liabilities Subject
        to Compromise                        (317,778)
    Abandonment of leasehold improvements                                 8,954
                                          ------------   ------------  ---------
Cash Provided (Used) from
         Investing Activities                (227,176)       (69,963)     8,954

Net Increase (Decrease) in Cash               (14,078)         8,289     (2,613)
Beginning Cash                                 14,078          5,789      8,402
                                          ------------   ------------  ---------
Ending Cash                                    $    0     $   14,078  $   5,789
                                          ============   ============ ==========

  Income Taxes                                    404            -          -

       See Independent Auditor's Report and Notes to Financial Statements



                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1995 AND 1994

NOTE1  -BUSINESS DESCRIPTION
     GAP Instrument Corp., organized in 1953, is a systems engineering oriented manufacturing organization, producing electromechanical/solidstate systems to satisfy specific military and commercial requirements for application on board ships, in aircraft, and at ground-based installations. These various systems are primarily servo mechanisms and state-of-the-art signal data-conversion equipment employed in load actuation, information readout display, and operation control.

    While utilizing the same disciplines to continue its efforts in the areas of test equipment and simulation equipment, GAP is attempting to find appropriate areas of diversification to convert form a military market to a commercial market.

NOTE 2   -PETITION FOR RELIEF UNDER CHAPTER 11
       On September 24, 1993, GAP Instrument Corp. the Debtor filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. These claims are reflected in the December 31, 1994 and 1993 balance sheets as "Liabilities subject to Compromise". Additional claims ( liabilities subject to compromise) may come to light subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court or agreement by parties in interest. A plan of reorganization was approved on October 2, 1995. This plan calls for payments over the next five years in settlement of the compromised liabilities. These payments are reflected in the December 31,1995 Balance Sheet as "Liabilities Resulting from Plan of Reorganization."

        The composition of the Liabilities Resulting from the Plan or
Reorganization and the aggregate payments due in each of the next five years are:
                                        1996    1997    1998     1999     2000
                               -------------------------------------------------
Internal Revenue Service                15328   15328   15328    15328    15328
NYS Department of Labor                   622     622     622      622      622
Prior Officers		                         7344    8109    5661     5661     5661
Prior Landlord                          19238   19238   19238     1923    19238
Unsecured Creditors                     12530   12530   12530    12530    12530
                               -------------------------------------------------
Total Payments Due                      55062   55827   53379    53379    53379
                               =================================================

     The Extraordinary Gain reflected on the income statement is the difference between the Liabilities Subject to Compromise on the December 31, 1994 and 1993 balance sheets and the Liabilities Resulting from the Plan or Reorganization on the December 31, 1995 balance sheet. Prior years Form 10Ks had identified long term debt agreements all of which were expunged during the Bankruptcy proceedings.

NOTE 3   -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     The following is a summary of the significant accounting policies of GAP Instrument Corp. Assets and liabilities, revenues and expenses, are recognized on the accrual basis of accounting. GAP Instrument Corp. considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.
       Accounts receivable are recorded when goods are shipped or when customer is registered(VAN service). Doubtful accounts are written-off when receivable is determined to be uncollectible - e.i, contract terminated.

     Inventories are stated at the lower of cost (first in-first out) or market.

     Machinery and leasehold improvements are stated at cost less accumulated depreciation and are removed from the asset and accumulated depreciation accounts when fully depreciated. Ordinary repairs and maintenance are charged directly to expense as incurred. Losses were recognized in 1993 for the abandonment of leasehold improvements when GAP Instrument Corp moved.

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

      Income taxes: During 1995 adopted FAS 109 (Accounting for Income Taxes.) This statement requires the use of the asset and liability approach in the recognition of deferred tax assets and labilities for the expected future tax consequences of the event that have been recognized in the company's financial statements or tax return. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, the valuation allowance is realized. Financial statement, prior years, have not been restated and the cumulative effect of the accounting change will not be material.

NOTE 4    -INVENTORIES:
Inventories were carried on the FIFO basis.
                                                    December 31,
                                          1995         1994          1993
Raw materials and components                 0        35,258        36,760
Work in process                              0         4,860         7,430
                                       --------      --------     ---------
                                             0      $ 40,118      $ 44,190
                                       ========      ========     =========

Inventories of raw materials and components written-off at December 31, 1995 due to obsolescence of inventories. Parts are currently purchased as needed only.

NOTE 5    -FIXED ASSETS:
Fixed assets at December 31 consisted of the following:
                                      				       1995  	      1994
Production Equipment and
    leasehold improvements                	 $   5,730      $ 20,331
Administrative equipment                       13,849           -
                                               19,578        20,331
Less:  Accumulated depreciation
    and amortization                           (6,580)      (16,570)
                                             $ 12,998      $  3,761

Assets are depreciated over five and ten year periods using the straight line depreciation method. Leasehold improvements are amortized over the remaining life of the lease. Depreciation and amortization expense for 1995, 1994 and 1993 was $4,675, $1,905, and $1,903, respectively. Leasehold improvements were abandoned when the Company moved its facilities. Depreciation is computed on the tax basis, MACRs. The difference between straight line and MACRS is not material.


NOTE 6   - INCOME TAXES:

    For the year ended December 31, 1995, GAP Instrument Corp. sustained, for federal income purposes, a gain of $191,855. Prior year tax carryforwards are $947,306 resulting in tax loss carryforwards at December 31, 1995 of $755,451. Prior years tax loss benefits will begin to expire December 31, 2005.

The annual provision for income taxes differs from amounts computed applying the maximum US Federal income tax rate to the pre-tax income as follows:

                                     				          1995                 1994
Computed tax at maximum rate                       65,230
State Income Tax, net of Federal tax effect           404
Tax benefit of operating loss carry forward       (65,634)
                                                ----------
Provision for income taxes                              0
                                                       ===

Deferred tax assets (liabilities) at December 31, 1995 and 1994 consist of the following:.

                                   			            1995      1994    Expiration
   Deferred tax assets
     Loss carryforward - Year End 12/31/90         709   192,564       2005
                       - Year End 12/31/92     154,083   154,083       2006
                       - Year End 12/31/93     438,457   438,457       2007
                       - Year End 12/31/94     162,202   162,202       2008
                                            ----------- ----------
    Total Loss Carry forward                   755,451   947,306
    Deferred tax assets valuation allowance    755,451   947,306
                                            ----------- ----------
    Net deferred tax assets                        0           0
                                                  ====        ===


NOTE 7   - BUSINESS SEGMENT REPORTING:
    Company operations are no longer a single industry segment, namely, system design and manufacture of electronic products used for data conversion and display instrumentation. Direct sales to United States Government Agencies or its prime contractors in 1995, 1994 and 1993, were $ 224,152, $246,000, and
$205,354 respectively. The Company entered a new business segment, namely, telecommunications providing Value Added Network Services via the Internet for the Federal Government. 1995 sales for this business segment were $ 34,045.


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


NOTE 10 - GOING CONCERN
     There is substantial doubt about the ability of GAP Instrument Corp to continue as a going concern at December 31, 1995. As shown in the financial statements, the Company had net losses, before effects of extraordinary gain, of ($98,016), $(154,677), and $ (415,457) during each of the three years ended December 31, 1995, 1994 and 1993, and, as of those dates, had net equity (deficit) of $(241,864), $(433,718), and $(511,390) respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS
       GAP Instrument Corp rents its Yaphank facility from Advanced Logic Resources, Inc. At a rental of $3200 per month on a month-to-month basis.

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


/s/ SCHWAEBER SLOANE SCHULMAN & CO., PC

Great Neck NY
April 29, 1996


Deirdre C. Morrison, CPA
71 Amy Dr.
Sayville, New York

To the Board of Directors and Stockholders
GAP Instrument Corp
Yaphank, New York

I have audited the financial statements and supplemental schedules of GAP Instrument Corp listed in Item 14 for the years ended December 31, 1994 and
1993.   These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements and supplemental schedules as listed in Item 14 for the years ended December 31, 1992 and 1991 were audited by other auditors whose report dated April 30, 1993, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GAP Instruments Corp as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that GAP Instrument Corp will continue as a going concern. There is substantial doubt about the ability of GAP Instrument Corp to continue as a going concern at December 31, 1994. As shown in the financial statements, the Company had net losses of $(162,202), $(438,457), and $ (154,083) during each of the three years ended December 31, 1994, 1993 and 1992, and, as of those dates, had net equity (deficit) of $(433,718), $(511,390), and $(167,934) respectively. As described in Note 1, the Company has filed under Chapter 11 of the Bankruptcy Code. The liabilities on the balance sheet are subject to comprise from the reorganization plan, however, since the plan has not been finalized, no adjustments have been made to the financial statements at December 31, 1994.

Deirdre C. Morrison, CPA

Sayville, New York
January 31, 1995

Item 9 - Disagreements on Accounting and Financial Disclosure
                               None

                                 Part III
Item 10 -Directors and Executive Officers of the Registrant

                                                            Common Stock
                                                  Served    of Company as
                               			 Principal     Director 	Beneficially Owned on
     Name           		Age         Occupation       From      December 31, 1995
_____________________________________________________________________________
James M. Edwardson     52      Chairman of Board    1993     60,656,732 shares *
                               and Chief Executive Officer

Robert Baer            54          President        1995         26,000 shares

Letty A. Norjen        60      Secretary & Director  1993    61,656,732 shares *

Deirdre C Morrison     35           Treasurer         -          16,000  shares

Michael H. Fasullo     49           Director         1993   31,036,732 shares ^


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


BUSINESS EXPERIENCE

James Edwardson, Chairman of the Board of Directors and CEO, a former member of the Physics faculty of the State University of NY at Stony Brook, has twenty plus years experience managing high tech corporations. He currently sits on the Board of Directors of five corporations. In March of 1993 Mr Edwardson was added to the Board of Directors to help change the direction of the company and develop some new high tech products or services to take GAP Instrument Corp. into the twenty-first century. Jim put together a new management team, which was given control of the company at the annual meeting of stockholders held in June 1993.

Robert Baer, President and Director, has owned and operated various businesses for the past thirty years. Bob was elected President in June 1995. He has guided GAP Instrument Corp. through its recent reorganization.

Letty A. Norjen, Secretary and Director, has served as a corporate officer and director in various corporations for the past twenty years. She currently sits on the Board of Directors of four corporations. She has extensive experience in the service industry, and dealing with the public. Letty joined GAP in 1993.

Deirdre Morrison, Treasurer and CFO, is a CPA with more than fifteen years experience in the areas of accounting and auditing. Deirdre joined GAP in June 1995.

Michael H. Fasullo, Director, is a Senior administrator for a Government agency. He has twenty plus years experience in the internal workings of Government. Michael became a Director of GAP in 1993.


Item 11 -Management Remuneration and Transactions

    In 1995, total remuneration for all Directors and Officers was $0


Item 12- Security Ownership of Certain Beneficial Owners and Management


 Name and Address          Amount Beneficially Owned Percent of Class

  Eloco, Inc.
  244 Mill Road
  Yaphank, NY 11980               30,036,732 shares               30.44

  Advanced Logic Resources, Inc.
  245 Mill Road
  Yaphank, NY 11980               30,620,000 shares               31.03

  Alan G. Binnie
  151 Leisure Glen Drive
  Ridge, NY 11961                  21,604,055 shares              21.89

  Lawrence Monahan
  75 Ridge Road
  Hauppauge, NY 11788               5,007,400 shares               5.07

       Beneficially owned securities of GAP Instrument Corp. held by all
Directors and Officers of GAP   Instrument Corp. as a group:

                          Amount Beneficially Owned   Percent of Class

                              65,664,132                      66.54

  Item 13-   Certain Relationships and Related Transactions

               None

PART                                IV

Item 14 - Exhibits,  Financial Statement Schedules and Reports on Form 8-K

             (1)               Financial Statements:
                               Reference is made to Part II, Item 8.

             (2)               Exhibits Index:

             (3), (4) Reference is made to Form 10-K for the year ended
                      December 31, 1980.

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

                 (THIS  SPACE  INTENTIONALLY  LEFT  BLANK)


                                 GAP  INSTRUMENT  CORP.
                                SUPPLEMENTARY PROFIT AND
                                    LOSS INFORMATION


                       		                Charged to Profit and Loss
                                  			  To Cost         To Other
                                 			   of Sales        Accounts        Total
                                  ----------------------------------------------
Year ended December 1993:
  Maintenance and repairs           		 $ 9,004       $      -         $ 9,004
  Depreciation and amortization
   of fixed assets                   	   1,903            		            1,903
  Taxes other than income taxes:
    Payroll                         		   7,783           6,330         14,113
    Property                      		       -             7,799          7,799
  Rents                   	             60,918          26,108         87,026
                                   ---------------------------------------------
                          		          $ 79,608         $40,237       $119,845
                                   =============================================
Year ended December 31, 1994:
  Maintenance and repairs 	            $ 2,681        	    -          $ 2,681
  Depreciation and amortization
    of fixed assets                 		   1,905        	    -            1,905
  Taxes other than income taxes:
    Payroll                                  	           2,248          2,248
  Rents                              	   6,000           7,000         13,000
                                    --------------------------------------------
                          		           $10,586       $   9,248      $  19,834
                                    ============================================

Year ended December 31, 1995:
  Maintenance and repairs 	           $    -           $ 1,056      $   1,056
  Depreciation and amortization
    of fixed assets            	     	     -             4,675          4,675
  Taxes other than income taxes:
    Payroll                      		                      2,312          2,312
                                   	                    28,600         28,600
                                    --------------------------------------------
                          		          $   -          $  36,643       $ 36,643
                                    ===========================================


                             SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GAP INSTRUMENT CORP.


By______________________________________          Date    May 1, 1996
/s/    James M. Edwardson
    Chairman of the Board of Directors
    and Chief Operating Officer and President



By______________________________________          Date      May 1, 1996
/s/    Letty A. Norjen
    Secretary and Director


By______________________________________          Date      May 1, 1996
/s/    Deirdre C Morrison
    Treasurer

By______________________________________          Date      May 1, 1996
/s/    Michael H. Fasullo
    Director