Form 10-K
period 1996-09-30
GAP INSTRUMENT CORP
filed 1997-01-14
CIK 39910

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the nine month fiscal year ending September 30, 1996

Commission file number: 0-2677

GAP INSTRUMENT CORP.
(Exact Name of Registrant as Specified in its Charter)
       _____New York_____           ____________11-1781357_________
    (State of Incorporation)     (IRS Employer Identification Number)

100 Horse Block Rd, Yaphank, New York         __11980__
  (Address of principal executive office)      (Zip Code)

    _______(516) 924-1700______
  (Registrant's telephone number)

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.000001 per share - Traded: Over the Counter Market Aggregate market value of voting stock held by non-affiliates: No Value

Common stock outstanding: 111,290,603

Exhibit index: 20

Indicate by check mark whether the registrant:
   (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934  during the preceding 12 months, Yes XX      No
   (2) has been subject to such filing requirements for the past 90 days,
Yes XX      No
   (3) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. Yes   No XX
   (4)Has disclosed delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this for 10K.
Yes  No XX

CONTENTS                                                       Page(s)

                                     Part I
Item  1. Business  . . . . . . . . . . . . . . . . . . . . . . . .  3
      2. Properties. . . . . . . . . . . . . . . . . . . . . . . .  4
      3. Legal Proceedings . . . . . . . . . . . . . . . . . . . .  4
      4. Submission of Matters to a Vote of Security Holders . . .  4

                                     Part II

Item  5. Maket for the Registrant's Common Stock
           and Related Security Holders' Matters . . . . . . . . .  5
      6. Five-Year Selected Financial Data . . . . . . . . . . . .  5
      7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . .  6
      8. Financial Statements and Supplementary Data . . . . . . .  7
      9. Disagreements on Accounting and Financial Disclosure. . . 20

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant . . 20
     11.    Management Remuneration and Transactions . . . . . . . 20
     12.    Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . 20
     13.    Certain Relationships and Related Transactions . . . . 21

                                     Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K. . . . . . . . . . . . . . . . . . . . . 22

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

                                     Part 1

Item 1 -    Business

     (a) GAP Instrument Corp., organized in 1953, is a systems engineering oriented manufacturing organization, producing electromechanical/solid state systems to satisfy specific military and commercial requirements for application on board ships, in aircraft, and at ground-based installations. These various systems are primarily servo mechanisms (gear trains run by motors, synchros and resolvers) and state-of-the-art signal data-conversion equipment employed in load actuation, information readout display, and operation control.
           GAP Instrument Corp. is fully aware that its military manufacturing business over the next decade will continue to decline. While utilizing the same disciplines to continue its efforts in the areas of test equipment and simulation equipment, GAP Instrument Corp. has found appropriate areas of diversification to convert from a military manufacturing market. GAP Instrument Corp. has entered the Electronic Data Interchange (EDI) market as a Value Added Network (VAN) connecting Federal contractors to the Department of Defense and Federal Agencies.
          The United States Government has been in the process of changing from a paper based system to an electronic system since 1985. This culminated in an executive memo (Federal Register Vol. 58 #207) and by legislation, the Federal Acquisition Streamlining Act of 1994 (Public Law 103-355). These two documents set the ground rules for the Federal conversion to Electronic Data Interchange
(EDI). The only means of communicating with the Government is via a licensed and certified Value Added Network. GAP Instrument Corp. is one of the 28 licensed and certified Value Added Networks. Procurement is the first area that the Government is converting to EDI.

     (b) GAP Instrument Corp.'s operations are no longer classified as a single industry segment.

          (1) (I) The principal market for GAP Instrument Corp.'s equipment has been the Department of Defense for military requirements. GAP Instrument Corp. deals with the Department of Defense directly in open competitive bidding and as a subcontractor to other major defense contractors on larger programs. GAP Instrument Corp. operates a Value Added Network and is certified to carry Federal Acquisition Network (FACNET) transmissions. GAP Instrument Corp. is selling VAN service to contractors who do business with the Federal Government.

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

            (VII) GAP Instrument Corp.'s present overall business is dependent on, the Department of Defense, which presently purchases, either directly or indirectly, approximately 70 percent in value of its products. This is in the process of shifting to providing VAN service to other Government contractors.

            (VIII) The dollar backlog of orders of GAP Instrument Corp. at September 30, 1996 was $196,000, compared to $116,000 at December 31, 1995. All of the September 30, 1996 backlog is expected to be shipped in fiscal year ending September 30, 1997.

            (IX) Not applicable

            (X)  Item (c)(1)(I).

            (XII)Compliance with environmental regulations has not had a material effect on capital expenditures.

        (2) (I) Not applicable

            (II) Department of Defense.

            (III) None.

            (IV) The total number of personnel employed by GAP Instrument Corp. as of the end of fiscal year 1996 was 5.

     (d) GAP Instrument Corp. does not engage in material operations in foreign countries, nor is its business dependent on a domestic geographic location.

Item 2 -     Properties

     (a) On December 31, 1994 GAP Instrument Corp. leased space at 100 Horse Block Rd., Yaphank from an affiliate company. The rent is currently $3,200 per month on a month to month basis. Rent expense from Jan 1, 1996 to September 30, 1996 was $35,400 for the Yaphank facility.

Item 3 -     Legal Proceedings

     (a) On September 24, 1993, GAP Instrument Corp. the Debtor filed partitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as "Debtor-in-Possession". These claims are reflected in the December 31, 1994 balance sheet as "Liabilities subject to Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. On October 2, 1995, the Company's Plan of Reorganization was approved by the United States Bankruptcy Court. Payments under the approved plan are reflected on the Balance Sheet as of December 31, 1995 as "Liabilities under a Plan of Reorganization."
     Under the terms of the plan of reorganization payments to the Internal Revenue Service and New York State Department of Labor provide for full payment of amounts due over five years.
     Claims of two prior officers are payable at a reduced amount over the same five years. All unsecured creditors will be paid fifty percent of their claim in five equal installments upon the first, second, third, fourth and fifth anniversaries of approval of the Plan.
     A former officer of the company has commenced action against the company. The management believes that any settlement if any will not have an material effect on the company.

     (b) Amendment to the Articles of Incorporation approved by New York State changed authorized shares from 104,000,000 to 604,000,000 shares, per approval by stockholders at an annual meeting of stockholders May 2, 1995.

Item 4 -     Submission of Matters to a Vote of Security Holders

        On 2 May 1995 an Annual Meeting of Stockholders was held. A resolutions was passed to authorize and empower the Board of directors to amend the Articles of Incorporation to increase the authorized common stock of GAP Instrument Corporation from its present amount of One Hundred Four Million (104,000,000) shares to Six Hundred Four Million (604,000,000) shares of par value of One Ten Thousandth of a cent per share ($0.000001). The State of New York approved this action April 1996.

                                     PART II

Item 5- Market for the Registrant's Common Stock and Related Security Holders' Matters

        At September 30,1996 , GAP Instrument Corp. had issued and outstanding 111,290,603 shares of common stock held by 1,087 stockholders of record. Market prices listed in the following tabulation were obtained from the National Quotation Bureau, Inc., and represent prices between dealers and do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

                   1996                    1995
                   Bid  Asked              Bid  Asked
First Quarter      N o  Q u o t e          N o  Q u o t e
Second Quarter     N o  Q u o t e          N o  Q u o t e
Third Quarter      N o  Q u o t e          N o  Q u o t e

Item 6-    FIVE YEAR SELECTED FINANCIAL DATA FOR THE PERIODS ENDED


         Nine month September 30,  ------------- December 31, --------------
                              1996       1995       1994       1993       1992
Net Sales                   $188,403     $258,548    $332,312     $203,354     $881,991

Income (loss) from
  continuing operations     (391,715)     (98,016)   (154,677)    (415,457)    (154,083)
Provision for
  income taxes                  -            -            -           -            -
Net income (loss) before
  extraordinary credit and
  reorganization expense    (391,715)     (98,016)   (154,677)    (415,457)    (154,083)
Extraordinary gain -gain
  from adoption of Plan of
  Reorganization under
  Chapter 11                     -        293,870         -            -           -
Reorganization items:
    Professional fees         (6,500)      (4,000)     (7,525)     (23,000)        -
   -
Net Income (Loss)          $(398,215)    $191,854    (162,202)    (438,457)    (154,083)
  Earnings
Per Share
Net income (loss) per
  share before
  extraordinary gain        $    .00     $    .00    $    .00     $   (.11)    $   (.08)
Earnings (loss) per share   $    .00     $    .00    $    .00     $   (.11)    $   (.08)
Total Assets                $140,546     $ 82,885    $184,009     $118,378     $208,750
Note Payable                $  (1)       $  (1)      $  (1)       $  (1)       $ 88,289

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

    In order to continue operations, and pay post petition expenses, GAP Instrument Corp. issued, on July 29, 1994, 93,000,000 shares of common stock, and on October 31, 1995, 1,744,070 shares of common stock, and on June 16, 1996 12,613,290 shares of common stock, to suppliers and key personnel.

    On October 2, 1995 GAP Instrument Corp. emerged from Chapter 11 and is operating under a plan approved by the United States Bankruptcy Court for the Eastern District of New York and the creditors.

    Management's plans and GAP Instrument Corp.'s ability to continue in existence as a going concern is substantially dependent upon the continued financial support of its principle shareholders, its ability to obtain equity and/or debt financing, and/or the commercial success of its VAN operations. There can be no assurance, however, that management's plan will be successful.


                          RESULTS OF OPERATIONS
     Operating income (loss) for the fiscal years 1996, 1995 and 1994, were ($391,715), ($98,016) and ($154,677). Sales volume for the respective years were $188,403, $258,548 and $332,312. Sales volume for the years 1996, 1995 and 1994 were substantially less than prior years as the Department of Defense is now only buying parts to replace and repair as the part is needed. General and administrative costs are reviewed continually to keep expenses as low as possible.

     GAP Instrument Corp. is fully aware that its military business over the next decade will continue to decline. Thus, GAP Instrument Corp. entered the telecommunications market as an Electronic Data Interchange (EDI) Value Added Network (VAN) for the Federal Government and for Federal contractors.

     Federal tax loss carry forwards at September 30, 1996 are ($801,000) which will provide for future tax benefits relief in future years.

      The dollar backlog of sales at September 30 ,1996 and December 31, 1995 and 1994 were $196,000, $116,000 and $48,500. All of the FY 1996 backlog will be shipped in FY 1997.

Item 8 - Financial Statements and Supplementary Data

                   INDEX  TO  FINANCIAL  STATEMENTS

                                                                            Page
Independent Auditors' Report as of September 30, 1996 and
     for the Nine Month Period Ended September 30, 1996  . . .  . . . . . . . .    8

Independent Auditors' Report as of December 31, 1995 and
     for the Year Ended September 30, 1995 . . . . . . . . . .  . . . . . . . .    9

Independent Auditors' Report as of December 31, 1994 and
     for the Year Ended September 30, 1994  . . . . . . . . . . . . . . . . . .    10

Balance Sheets as of September 30, 1996 and December 31, 1995 . . . . . . . . .    11

Statements of Income (Loss) and Accumulated Deficit for the Nine
     Months Ended September 30, 1996 and for the Years Ended
     December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . .    12

Statements of Cash Flows for the Nine Months Ended September 30,
     1996 and for the Years Ended  December 31, 1995 and 1994 . . . . . . . . .    13

Notes to Financial Statements September 30, 1996, December 31,
     1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
GAP Instrument Corp.


We have audited the accompanying balance sheet of GAP Instrument Corp. as of September 30, 1996, and the related statements of loss and accumulated deficit, and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company, as of December 31, 1995 and 1994, were audited by other auditors whose reports, dated April 29, 1996 and January 31, 1995, respectively, included explanatory paragraphs that described the Company's going concern uncertainty.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GAP Instrument Corp. as of September 30, 1996, and the results of its operations and its cash flows for the nine months then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recently emerged from bankruptcy, has suffered recurring losses from operations and has a working capital and shareholder deficiency at September 30, 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ISRAELOFF, TRATTNER & CO., CPAs, P.C.


December 3, 1996
Valley Stream, New York

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GAP Instrument Corp.

     We have audited the accompanying balance sheet of GAP Instrument Corp. (a New York corporation) as of December 31, 1995, and the related statements of income (loss) and accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of GAP Instrument Corp. as of December 31, 1994 and 1993 were audited by other auditors whose report dated January 31, 1995, on those statements included explanatory paragraphs that described the Company's going concern issue.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

     In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of GAP Instrument Corp. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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



/s/ SCHWAEBER SLOANE SCHULMAN & CO., PC

Great Neck NY
April 29, 1996

Deirdre C. Morrison, CPA
71 Amy Dr.
Sayville, New York

To the Board of Directors and Stockholders
GAP Instrument Corp.
Yaphank, New York

I have audited the financial statements and supplemental schedules of GAP Instrument Corp. listed in Item 14 for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements and supplemental schedules as listed in Item 14 for the years ended December 31, 1992 and 1991 were audited by other auditors whose report dated April 30, 1993, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GAP Instruments Corp. as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that GAP Instrument Corp. will continue as a going concern. There is substantial doubt about the ability of GAP Instrument Corp. to continue as a going concern at December 31, 1994. As shown in the financial statements, the Company had net losses of $(162,202), $(438,457), and $ (154,083) during each of the three years ended December 31, 1994, 1993 and 1992, and, as of those dates, had net equity (deficit) of $(433,718), $(511,390), and $(167,934) respectively. As described in Note 1, the Company has filed under Chapter 11 of the Bankruptcy Code. The liabilities on the balance sheet are subject to comprise from the reorganization plan, however, since the plan has not been finalized, no adjustments have been made to the financial statements at December 31, 1994.

Deirdre C. Morrison, CPA

Sayville, New York
January 31, 1995

                              GAP INSTRUMENT CORP.
                                 BALANCE SHEETS
                             SEPTEMBER 30, 1996 AND
                                DECEMBER 31, 1995
                                     ASSETS

                                                           September 30,      December 31,
                                                               1996                1995
Current Assets:
 Cash and cash equivalents (Note 1)                        $    20,984        $         0
 Accounts receivable (Note 1)                                   72,135             61,777
                                                           -----------        -----------
 Total Current Assets                                           93,119             61,777

PROPERTY AND EQUIPMENT, at cost,
 less accumulated depreciation (Notes 1 and 4)                  44,317             12,998
Other Assets - Deposits                                          3,110              8,110
                                                           -----------        -----------
     Total Assets                                          $   140,546        $    82,885
                                                           ===========        ===========
           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued expenses                     $   176,600        $    30,207
 Cash overdraft                                                   --                1,553
 Liabilities resulting from Plan of Reorganization,
  current maturities (Notes 2 and 5)                            49,251             47,194
 Deferred revenue and customer deposits (Note 1)                33,702               --
 Due to shareholders (Note 7)                                  101,000             56,000
                                                           -----------        -----------
    Total Current Liabilities                              $   360,553        $   134,954

OTHER LIABILITIES
  Liabilities resulting from Plan of Reorganization,
     less current maturities (Notes 2 and 5)                   167,458            189,795
                                                           -----------        -----------
    Total Liabilities                                          528,011            324,749
                                                           -----------        -----------
COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS'DEFICIT (Note 9)
 Common stock $.000001 par value, 604,000,000 shares
  authorized, 111,290,603 shares and 98,678,423
  shares issued and outstanding in 1996 and 1995,
  respectively                                                     111                 99
Additional paid-in capital                                   3,595,305          3,342,703
Accumulated deficit                                         (3,982,881)        (3,584,666)
                                                           -----------        -----------
Total Shareholders' Deficit                                   (387,465)          (241,864)
                                                           -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                $   140,546        $    82,885
                                                           ===========        ===========

See accompanying notes to financial statements.

                              GAP INSTRUMENT CORP.
               STATEMENTS OF INCOME (LOSS) AND ACCUMULATED DEFICIT
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1995, AND 1994

                                        Nine Months Ended         Years Ended December 31,
                                        September 30, 1996       1995                1994
Net sales                                 $   188,403        $   258,548        $   332,312
                                          -----------        -----------        -----------
Costs and Expenses
   Cost of sales                              160,054            199,851            206,750
   Selling, general and
     administrative expenses                  420,064            156,713            280,239
                                          -----------        -----------        -----------
     Total costs and expenses                 580,118            356,564            486,989
                                          -----------        -----------        -----------
     Loss from operations                    (391,715)           (98,016)          (154,677)

Extraordinary gain from adoption of
  plan of reorganization (Note 2)                --              293,870               --

Reorganization expenses-
   professional fees                           (6,500)            (4,000)            (7,525)
                                          -----------        -----------        -----------
     Net Income (Loss)                       (398,215)           191,854           (162,202)

Accumulated deficit:
 Beginning                                 (3,584,666)        (3,776,520)        (3,614,318)
                                          -----------        -----------        -----------
 End                                      $(3,982,881)       $(3,584,666)       $(3,776,520)
                                          ===========        ===========        ===========
Earnings Per Share:
 Net income (loss) per share              $       .00        $       .00        $       .00
                                          ===========        ===========        ===========

See accompanying notes to financial statements.

                              GAP INSTRUMENT CORP.
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                     Nine Months Ended         Years Ended
                                                      September 30,           December 31,
                                                         1996             1995             1994
                                                      ---------        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                    $(398,215)       $ 191,854        $(162,202)
                                                      ---------        ---------        ---------
 Adjustments to reconcile net income (loss)
  to cash provided by operating activities
   Depreciation                                           8,674            4,675            1,905
   Forfeiture of deposit                                  5,000             --               --
   Issuance of stock in exchange
    for services                                        252,614             --               --
   Issuance of stock in exchange
    for post-petition debt                                 --               --            236,910
 Changes in assets and liabilities:
  Accounts receivable                                   (10,358)         (48,286)           4,518
  Inventories                                              --             40,118            4,072
  Prepaid expenses                                         --               --              2,127
  Accounts payable and accrued
   expenses                                             146,393           (8,815)         (27,078)
  Deferred revenue and customer
   deposits                                              33,702             --               --
                                                      ---------        ---------        ---------
   Total adjustments                                    436,025          (12,308)         222,454
                                                      ---------        ---------        ---------
   Net cash provided by operating
      activities                                         37,810          179,546           60,252
                                                      ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Payments to acquire fixed assets                       (39,993)         (13,849)          (1,348)
 Other assets                                              --            104,451          (68,615)
 Reduction in liabilities subject to
   compromise                                              --           (317,778)            --
                                                      ---------        ---------        ---------
   Net cash used by investing
      activities                                        (39,993)        (227,176)         (69,963)
                                                      ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Shareholder loans                                       45,000           32,000           18,000
 Cash overdraft                                          (1,553)           1,553             --
 Repayment of reorganization debt                       (20,280)            --               --
                                                      ---------        ---------        ---------
   Net cash provided by financing
      activities                                         23,167           33,553           18,000
                                                      ---------        ---------        ---------
NET INCREASE (DECREASE) IN CASH                          20,984          (14,077)           8,289
CASH - beginning                                           --             14,077            5,788
                                                      ---------        ---------        ---------
CASH - end                                            $  20,984        $    --          $  14,077
                                                      =========        =========        =========

See accompanying notes to financial statements.

                              GAP INSTRUMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LINE OF BUSINESS

    GAP Instrument Corp. (the Company), organized in 1953, is a systems engineering oriented manufacturing organization, producing electronic products used for data conversion and display instrumentation on board ships, in aircraft, and at ground-based installations.

    While utilizing the same disciplines to continue its efforts in the areas of test and simulation equipment, the Company has commenced operations of a Value Added Network (VAN) connecting Federal contractors via the Internet to the Department of Defense and Federal Agencies.

    CHANGE IN FISCAL YEAR

    The Company has changed its fiscal year from December 31 to September 30. The accompanying financial statements include audited financial statements for the nine months ended September 30, 1996 and for the years ended December 31, 1995 and 1994. Unaudited financial information for the nine months ended September 30, 1995 is presented for comparative purposes only.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include those related to the valuation of receivables and litigation. It is at least reasonably possible that the significant estimates used will change within the next year.

    FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash, and trade receivables and payables for which carrying amounts approximate fair value. It is not practicable to estimate the fair value of the Company's reorganization debt or shareholder debt.

    CASH AND CASH EQUIVALENTS

    For purposes of the statements of cash flows, the Company considers demand deposits and money market funds to be cash.

    PROPERTY, EQUIPMENT AND DEPRECIATION

    Property and equipment is stated at cost. Major expenditures for property and those which substantially increase useful lives are capitalized.

                              GAP INSTRUMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    PROPERTY, EQUIPMENT AND DEPRECIATION (CONTINUED)

Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by straight-line and accelerated methods over the estimated useful lives of the assets.

    DEFERRED REVENUE AND CUSTOMER DEPOSITS

    The Company sells annual subscriptions to its VAN. Revenue from those subscriptions are taken into income on a straight-line basis over the one-year period of the subscriptions. Related costs are expenses as incurred. Customer deposits represent amounts received on account for future product to be provided.

    MAJOR CUSTOMERS

    At September 30, 1996 and December 31, 1995, the U.S. Department of Defense accounted for 76% and 89% of the accounts receivable balance, respectively. For the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994, these agencies accounted for 69%, 87% and 74% of sales, respectively.

    PER SHARE DATA

    Earnings per share data are based on the average number of common shares outstanding during the period. The average number of common shares outstanding for September 30, 1996 and December 31, 1995 and 1994 were 103,498,158, 98,678,423 and 96,934,353, respectively.

    RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform with the current year presentation.

2.  BASIS OF PRESENTATION AND REORGANIZATION

    The accompanying financial statements have been prepared on a going concern basis, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business.

    On September 24, 1993, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. The Company operated under the Court's protection until October 5, 1995, when the Court confirmed the Company's Plan of Reorganization (the Plan). Pursuant to the Plan, the Company was relieved of all long-term debt agreements. The Company's remaining liabilities were negotiated. The Company recognized an extraordinary gain of $293,870, representing the difference between the carrying value of the

                              GAP INSTRUMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


2.  BASIS OF PRESENTATION AND REORGANIZATION (CONTINUED)

liabilities and the amount required to be repaid by the Company. The resulting liabilities are reflected in the Balance Sheet as "Liabilities Resulting from the Plan of Reorganization".

    Although the Company has emerged from Chapter 11, as shown in the accompanying financial statements, the Company has suffered recurring operating losses and, at September 30, 1996, the Company has a working capital deficiency of $267,434 and a shareholder's deficit of $387,465. Management's plans and the Company's ability to continue in existence as a going concern is substantially dependent upon the continued financial support of its principal shareholders, its ability to obtain equity and/or debt financing, and/or the commercial success of its VAN operations. There can be no assurance, however, that management's plan will be successful.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest in 1996 was $3,912.

    Additionally, during 1996, the Company had the following non-cash financing activities:

    The Company issued common stock in exchange for services in the amount of $252,614.
    The Company forfeited a deposit for a building acquisition in the amount of $5,000.

4.  PROPERTY AND EQUIPMENT

    Major classes of property and equipment consist of the following:

                                estimated useful  September 30, December 31,
                                 lives - years        1996         1995
                                ----------------  ------------- ------------
Office equipment                       3            $ 5,730       $ 5,730
Computer equipment                     5             53,842        13,849
                                                     ------        ------
                                                     59,572        19,579
Less: Accumulated depreciation                       15,255         6,581
                                                     ------        ------
   Net property and equipment                       $44,317       $12,998
                                                     ======        ======

The depreciation expense for the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994 was $8,674, $4,675 and $1,905,
respectively.

                              GAP INSTRUMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

5.  LIABILITIES RESULTING FROM PLAN OF REORGANIZATION

    As discussed in Note 2, the Company's liabilities resulting from its confirmed plan of reorganization are reflected in the balance sheet as Liabilities Resulting from Plan of Reorganization. These liabilities consist of the following:

                                                          1996          1995
                                                       ----------    ----------
Internal Revenue Service - payroll taxes, payable
in monthly installments of $394, included interest
at 9.8964%, through 2000.                               $ 15,548     $ 18,184

Internal Revenue Service - payroll taxes, payable
in monthly installments of $864, including interest
at 9.8967%, through 2000.                                 34,134       39,911

New York State Department of Labor - unemployment
taxes, payable in monthly installments of $52,
through 2000 without interest.                             3,112        3,112

Prior landlord - rental payments, payable in
annual installments of $12,383 through 2000
without interest.                                         61,916       61,916

Prior landlord - post-petition rental payments,
$5,000 paid upon confirmation, with the balance
payable in monthly installments of $571 through
April 1998 without interest.                              11,424       16,565

Prior officers - salary claims, $1,000 paid upon
confirmation, with the balance payable in monthly
installments of $612, through April 1997, and
thereafter payable in annual installments of
$5,661 without interest.                                  27,927       34,653

Unsecured creditors, payable in annual installments
of $12,530 through 2000 without interest.                 62,648       62,648
                                                         -------      -------
                                                         216,709      236,989
Less: Current maturities                                  49,251       47,194
                                                         -------      -------
     Long-term                                          $167,458     $189,795
                                                         =======      =======

As of September 30, 1996, annual maturities are as follows:
     1997                                         $ 49,251
     1998                                           47,827
     1999                                           44,416
     2000                                           44,591
     2001                                           30,624
                                                   -------
                                                  $216,709
                                                   =======

                              GAP INSTRUMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

6.  INCOME TAXES

    The annual provision for income taxes differs from amounts computed applying the maximum federal income tax rate to the pre-tax income as follows:

                                   September 30, December 31, December 31,
                                       1996          1995          1994
                                   ------------  ------------  -----------
Computed tax at maximum rate         $   -         $ 65,230      $   -
State, net of federal tax effect         -              404          -
Tax benefit of net operating
 loss carryforward                       -          (65,634)         -
                                      -------       -------       -------
    Total income taxes               $   -         $    -        $   -
                                      =======       =======       =======

    Unused operating losses for federal and state income tax purposes of approximately $801,000, are available for carry forward against future years' taxable income and expire through the year 2009.

    Deferred tax benefits for the carryforward losses have been fully offset by valuation allowances since it has not been established that realization of these benefits is more likely than not.

7.  RELATED PARTY TRANSACTIONS

    The Company rents its facility from a principal shareholder on a month to month basis for $3,200 per month. Rent expense was $35,400 in 1996. Rent expense to the prior unrelated landlord was $28,000 in 1995 and $14,000 in 1994 (Note
5).

    Two principal shareholders provide the Company with electromechanical assembly and network services. The total expense was $84,369 and $58,300 in 1996 and 1995, respectively. There were no charges in 1994. Additionally, included in accounts payable at September 30, 1996 and December 31, 1995 are $111,769 and $10,000, respectively, payable to these shareholders.

    The balance due to shareholders represents non-interest bearing advances with no definite due date.

8.  TRANSITIONAL REPORTING (Unaudited)

    The following unaudited information, for the nine months ended September 30, 1995, is presented for comparative purposes:

    Revenues                                           $ 233,679
    Loss from continuing operations                    $ (61,924)
    Income taxes                                       $     -
    Net loss before reorganization items               $ (61,924)
    Reorganization items                               $  (6,500)
    Loss per share                                     $     -
    Net loss                                           $ (68,424)

                              GAP INSTRUMENT CORP.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

9.  SHAREHOLDERS' DEFICIT

    Stock Exchanged for Services

    During 1996, the Company issued 12,630,700 shares of common stock in exchange for consulting services rendered. The value of the services has been charged to operations, and additional paid-in capital has been increased by $252,601 representing the excess value of the services over the par value of the common stock issued.

    Recapitalization

    During 1996, the Company authorized an additional 500,000,000 shares of common stock, bringing the number of shares authorized to 604,000,000. The par value of the stock was reduced to $.000001.

10. COMMITMENTS AND CONTINGENCIES

    Litigation

    The Company is a party to litigation involving a former officer of the Company. Management believes that the settlement of the claim will not have a material adverse effect on the Company's financial position or results of operations.

Item 9 - Disagreements on Accounting and Financial Disclosure
                                    None

                              Part III
Item 10 - Directors and Executive Officers of the Registrant

                                                                  Common Stock
                                                     Served       of Company as
                              Principal              Director    Beneficially Owned on
Name                   Age    Occupation             From        September 30, 1996
-------------------------------------------------------------------------------------
James M.  Edwardson     53    Chairman of Board      1993                 0 shares
                              and CEO

Robert Baer             55    President              1995         1,026,000 shares

Letty A. Norjen         61    Secretary & Director   1993         2,000,000 shares

Deirdre C. Morrison     36    Treasurer                 -            66,000 shares

Michael H. Fasullo      50    Director               1993         2,000,000 shares

     The shares of Common Stock indicated above are the only securities of GAP Instrument Corp. owned by the directors and executive officers of the registrant.

BUSINESS EXPERIENCE

     James Edwardson, Chairman of the Board of Directors and CEO has twenty plus years experience managing high tech corporations. In March of 1993 Mr. Edwardson was added to the Board of Directors to help change the direction of the company and develop some new high tech products or services to take GAP Instrument Corp. into the twenty-first century.

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




Item 11 - Management Remuneration and Transactions

     In 1996, total remuneration for all Directors and Officers was $0.


Item 12 - Security Ownership of Certain Beneficial Owners and Management


Name and Address         Amount Beneficially Owned           Percent of Class
Eloco, Inc.                           30,996,732                    28
244 Mill Road
Yaphank, NY 11980

Advanced Logic Resources, Inc.        31,306,950                    28
245 Mill Road

Yaphank, NY 11980

Allen Binnie                           21,594,055                   19
151 Leisure Glen Drive
Ridge, NY 11961

Advanced Logic Resources of WV Inc.    65,803,682(1)                59
244 Mill Road
Yaphank, NY 11980

Eloco Inc.                             65,803,682(1)                59
244 Mill Road
Yaphank, NY 11980

Edwardson Kennels Inc.                 62,303,682(1)                55
244 Mill Road
Yaphank, NY 11980

(1) Amount includes the 30,996,732 shares owned by Eloco Inc. and the 31,306,950 shares owned by Advanced Logic Resources, Inc. by virtue of owning 25% stock interest in the aforementioned companies.

     Beneficially owned securities of GAP Instrument Corp. held by all Directors and Officers of GAP Instrument Corp. as a group:

                    Amount Beneficially Owned          Percent of Class
                          5,092,000                          4

(2) Late reports of transactions not reported in a timely basis.

1.   Advanced Logic Resources Inc., amended Form 3
2.   Advanced Logic Resources Inc., Form 4: 15 transactions
3.   Eloco Inc., amended Form 3
4.   Eloco Inc., Form 4: 15 transactions
5.   James Edwardson, amended Form 3
6.   James Edwardson, Form 4: 1 transaction
7.   Michael Fasullo, amended Form 3
8.   Michael Fasullo, Form 4: 2 transactions
9.   Letty Norjen, amended Form 3
10.  Letty Norjen, Form 4: 2 transactions
11.  Deirdre Morrison, Form 3
12.  Deirdre Morrison, Form 4: 2 transactions
13.  Robert Baer, Form 3
14.  Robert Baer, Form 4: 2 transactions
15.  Eloco Inc., ALR of West Virginia, Inc. and Edwardson Kennels Inc.
      (Filing jointly/group);      Form 3
16. Eloco Inc., ALR of West Virginia, Inc. And Edwardson Kennels Inc. (Filing jointly/group); Form 4: 15 transactions.


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

(3) Financial Statement Schedules for the Years Ended December 1996, 1995 and 1994:

     None.

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

GAP INSTRUMENT CORP.


By  /s/ James M. Edwardson                        Date     JAN 13, 1997
    -----------------------------------------
    James M. Edwardson
    Chairman of the Board of Directors
    and Chief Operating Officer and President


By  /s/ Robert Baer                               Date     JAN 13, 1997
    -----------------------------------------
    Robert Baer
    President

By  /s/ Letty A. Norjen                           Date     JAN 13, 1997
    -----------------------------------------
    Letty A. Norjen
    Secretary and Director


By  /s/ Deirdre C Morrison                        Date     JAN 13, 1997
    -----------------------------------------
    Deirdre C Morrison
    Treasurer

By  /s/ Michael H. Fasullo                        Date     JAN 13, 1997
    -----------------------------------------
    Michael H. Fasullo
    Director