Form 10-Q
period 1996-12-31
GAP INSTRUMENT CORP
filed 1997-02-19
CIK 39910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
---  Act of 1934

FOR THE PERIOD ENDED DECEMBER 31, 1996

                                       OR

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

COMMISSION FILE NUMBER: 000-02677

                               GAP INSTRUMENT INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                   11-1781357
------------------------------           ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization


100 Horse Block Rd., Yaphank, New York                        11980
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (516) 924-1700
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                   ---        ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 13, 1997:

Common Stock: $.000001 par value                                111,290,603
--------------------------------                              ----------------
             Class                                            Number of Shares

                               GAP INSTRUMENT INC.


                                      Index

                                                                        Page No.
PART I.   Financial Information

          Item 1.     Financial Statements                                     3

                      Condensed Statements of Income - Quarters Ended
                      December 31, 1996 And April 1, 1995                      3

                      Condensed Balance Sheets - December 31, 1996
                      and September 30, 1996                                   4

                      Condensed Statements of Cash Flows - Quarters
                      Ended December 31, 1996 And April 1, 1995                5

                      Notes to Condensed Financial Statements                  6

          Item 2.     Management's Discussion and Analysis of Results
                      of Operations and Financial Condition                    7

PART II.  Other Information

          Item 1.     Legal Proceedings                                        8

          Item 6.     Exhibits and Reports on Form 8-K                         8

          Signatures                                                           8

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                               GAP INSTRUMENT INC.

                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             First Fiscal Quarter Ended
                                                           ------------------------------
                                                           December 31,         April 1,
                                                               1996               1995
                                                           -----------        -----------
Net sales                                                  $    92,279        $    89,806

Costs and Expenses
         Cost of sales                                          28,286             18,057
         Selling, general and administrative expense            79,355             44,086
                                                           -----------        -----------

                  Total costs and expenses                     107,641             62,143
                                                           -----------        -----------

                  Net Income (loss) from operations            (15,362)            27,663


Reorganization expenses - professional fees                         --             (6,500)
                                                           -----------        -----------

                  Net Income (Loss)                            (15,362)            21,163

Accumulated deficit - beginning                            $(3,982,881)       $(3,584,666)
                                                           -----------        -----------

Accumulated deficit - end                                  $(3,998,243)       $(3,563,503)
                                                           -----------        -----------

Earnings per share:
         Net income (loss) per share                       $       .00        $       .00
                                                           -----------        -----------

                               GAP INSTRUMENT INC.
                            CONDENSED BALANCE SHEETS

                                                             December 31,      September 30,
                                                                 1996              1996
ASSETS                                                       (Unaudited)         (Audited)
------                                                       -----------         ---------
CURRENT ASSETS
         Cash and cash equivalents                           $    11,725        $    20,984
         Accounts receivable                                      33,441             72,135
                                                             -----------        -----------
                  Total Current Assets                            45,166             93,119
PROPERTY AND EQUIPMENT, at cost, less
         accumulated depreciation                                 44,317             44,317
OTHER ASSETS - Deposits                                               --              3,110
                                                             -----------        -----------
                  TOTAL ASSETS                               $    89,483        $   140,546
                                                             -----------        -----------

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
         Accounts payable and accrued expenses               $   150,805        $   176,600
         Liabilities resulting from Plan of
            Reorganization, current maturities                    28,345             49,251
         Deferred revenue and customer deposits                   33,702             33,702
         Due to shareholders                                     112,000            101,000
                                                             -----------        -----------
                  Total Current Liabilities                      324,852            360,553

OTHER LIABILITIES
         Liabilities resulting from Plan of
            Reorganization, less current maturities              167,458            167,458
                                                             -----------        -----------
                  Total Liabilities                              492,310            528,011
                                                             -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' DEFICIT
         Common stock, $.000001 par value,
            604,000,000 shares authorized, 111,290,603
            shares issued and outstanding                            111                111
         Additional paid-in capital                            3,595,305          3,595,305
         Accumulated deficit                                  (3,998,243)        (3,982,881)
                                                             -----------        -----------
                  Total Shareholders' Deficit                   (402,827)          (387,465)
                                                             -----------        -----------

                  TOTAL LIABILITIES AND
                  SHAREHOLDERS' DEFICIT                      $    89,483        $   140,546
                                                             -----------        -----------

                              GAP INSTRUMENT CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                    FOR THE FIRST QUARTER OF THE FISCAL YEARS
                    ENDED DECEMBER 31, 1996 AND APRIL 1, 1996

                                                            First Fiscal Quarter Ended
                                                            --------------------------
                                                            December 31,      April 1,
                                                                1996            1996
                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                    $(15,362)       $ 21,163
                                                              --------        --------

         Changes in assets and liabilities:
           Accounts receivable                                  41,804          (4,988)
           Other assets                                                         (8,044)
           Accounts payable and accrued expenses               (25,795)         (7,405)
           Due to officers                                                      10,000
                                                              --------        --------
                  Total adjustments                             16,009         (10,437)

                  Net cash provided by operating
                    activities                                     647          10,726
                                                              --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Shareholder loans                                      11,000              --
         Repayment of reorganization debt                      (20,906)             --
         Liabilities from Plan of Reorganization                                (7,322)
                                                              --------        --------

                  Net cash used by financing activities         (9,906)         (7,322)
                                                              --------        --------

NET INCREASE (DECREASE) IN CASH                                 (9,259)          3,404

CASH - beginning                                                20,984          (1,553)
                                                              --------        --------

CASH - end                                                    $ 11,725        $  1,851
                                                              --------        --------

                               GAP INSTRUMENT INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed financial statements at December 31, 1996 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All such adjustments are of a normal recurring nature. The results of operations for the interim period shown in this report is not necessarily indicative of results to be expected for the fiscal year.

2.       The Company has changed its fiscal year from December 31 to September
         30. The accompanying financial statements include unaudited financial statements for the first quarter of the fiscal 1997 year from October 1, 1996 to December 31, 1996, unaudited financial statements for the first quarter of the fiscal 1996 year from January 1, 1996 to April 1, 1996, and audited financial statements for the nine months ended September 30, 1996.

3. The Company is a party to litigation involving a former officer of the Company. Management believes that the settlement of the claim will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Three Months Ended December 31, 1996 and April 1, 1996

The Company's first quarter net loss of $15,362 compares unfavorably to the first quarter of the prior nine-month fiscal 1996 year in which a net income of $21,163 was reported. The decrease is due primarily to the repayment of liabilities resulting from the Plan of Reorganization. These liabilities are discussed fully in MD&A submitted with Form 10-K for the fiscal year ending September 30, 1996 and should be read in conjunction with the accompanying financials for this interim period.

Net sales for the first quarters were $92,279 and $89,806 for December 31 and April 1, 1996, respectively. Selling, general, and administrative expenses of $79,355 and $44,086 for the same periods indicates a rise in the expense of diversifying the Company's business from strictly a military product manufacturer to a Value Added Network for the Federal Government and as an Internet Service provider (ISP) for federal contractors.

PART II       OTHER INFORMATION

ITEM 1.       Legal Proceedings

On September 24, 1993, the Company filed petitions for relief under chapter 11 of the federal bankruptcy laws in the United States Bankruptcy court for the Eastern district of New York, The Company operated under the Court's protection until October 5, 1995, when the Court confirmed the Company's plan of reorganization. Pursuant to plan, the Company was relieved of all long-term debt agreements. The Company's remaining liabilities were negotiated. The company recognized an extraordinary gain of $293,870, representing the difference between the carrying value of the liabilities and the amounts required to be repaid by the Company. The resulting liabilities are reflected in the balance sheet as "Liabilities Resulting from the Plan of Reorganization."

The Company is a party to litigation involving a former officer of the Company. Management believes that the settlement of the claim will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 6.       Exhibits and Reports on Form 8-K

         A.   Exhibits

              None.

         B.   Forms 8-K

              The Company filed a Form 8-K dated November 8, 1996, reporting changes in registrant's certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 1997


GAP INSTRUMENT INC.
(Registrant)

/s/ James M. Edwardson
---------------------------------------
    James M. Edwardson
    Chairman of the Board of Directors,
    and Chief Operating Officer