Form 10-Q
period 1997-03-31
GAP INSTRUMENT CORP
filed 1997-05-15
CIK 39910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE PERIOD ENDED MARCH 31, 1997

                                       OR

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 000-02677

                           GAP INSTRUMENT CORPORATION


         New York                                    11-1781357
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization


100 Horse Block Rd., Yaphank, New York                  11980
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

                                Yes   X       No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 1997:

Common Stock: $.000001 par value                          111,290,603
----------------------------------                      ----------------
            Class                                       Number of Shares

                               GAP INSTRUMENT INC.


                                      Index

                                                                                   Page No.
                                                                                   --------
PART I.      Financial Information
             Item 1.              Financial Statements                                3

                                  Condensed Statements of Income -
                                  Quarters Ended December 31,1996 and
                                  March 31, 1997 And March 31, and
                                  June 30, 1996                                       3

                                  Condensed Balance Sheets -
                                  March 31, 1997 and
                                  June 30, 1996                                       4

                                  Condensed Statements of Cash Flows -
                                  Six Months Ended March 31, 1997
                                  And June 30, 1996 (Second Fiscal Quarter            5

                                  Notes to Condensed Financial Statements             6

             Item 2.              Management's Discussion and Analysis of
                                  Results of Operations and Financial
                                  Condition                                           6

PART II.     Other Information

             Item 1.              Legal Proceedings                                   6

             Item 6.              Exhibits and Reports on Form 8-K                    6

             Signatures                                                               7

PART I               FINANCIAL INFORMATION

ITEM 1.              Condensed Financial Statements

                               GAP INSTRUMENT INC.
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                          ------------------                 ----------------
                                                     December 31,       March 31,       March 31,         June 30,
                                                         1996             1996            1997             1996
                                                     -----------      -----------      -----------      -----------
Net sales                                            $    92,279      $    35,126      $    96,543      $   124,932

Costs and Expenses
   Cost of sales                                          28,286           25,881           54,232           43,938
     Selling, general and administrative expense          79,355           30,720          137,603           74,807
                                                     -----------      -----------      -----------      -----------

           Total costs and expenses                      107,641           56,601          191,835          118,745
                                                     -----------      -----------      -----------      -----------

           Net Income (loss) from operations             (15,362)         (21,475)         (95,292)           6,187

Reorganization expenses - professional fees                                                   --             (6,500)
                                                                                       -----------      -----------

           Net Income (Loss)                             (15,362)         (21,475)         (95,292)            (313)

Accumulated deficit - beginning                      $(3,982,881)     $(3,563,503)     $(3,982,881)     $(3,563,503)
                                                     -----------      -----------      -----------      -----------

Accumulated deficit - end                            $(3,998,243)     $(3,584,978)     $(4,078,173)     $(3,563,816)
                                                     -----------      -----------      -----------      -----------

Earnings per share:
           Net income (loss) per share               $       .00      $       .00      $       .00      $       .00
                                                     -----------      -----------      -----------      -----------

                               GAP INSTRUMENT INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                            Second Fiscal Quarter Ended
                                                            ---------------------------
                                                             March 31,         June 30,
                                                               1997             1996
                                                           -----------      -----------
           ASSETS
CURRENT ASSETS
           Cash and cash equivalents                       $     6,542      $       435
           Accounts receivable                                  10,509           26,055
                                                           -----------      -----------
                     Total Current Assets                       17,051           26,490
PROPERTY AND EQUIPMENT, at cost, less
           accumulated depreciation                             44,317           34,139
                                                           -----------      -----------
                     Total Current Assets                  $    61,368      $    60,629
                                                           -----------      -----------

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
           Accounts payable and accrued expenses           $   174,514      $    19,127
           Liabilities resulting from Plan of
              Reorganization, current maturities                37,730           47,194
           Deferred revenue and customer deposits               66,963             --
           Due to shareholders                                 114,000           66,000
                                                           -----------      -----------
                     Total Current Liabilities             $   393,207      $   132,321
OTHER LIABILITIES
           Liabilities resulting from Plan of
              Reorganization, less current maturities          150,918          170,484
                                                           -----------      -----------
                     Total Liabilities                     $   544,125      $   302,805
                                                           -----------      -----------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' DEFICIT
           Common stock: 604,000,000 shares authorized
           At 6/30/96:  $.00001 par value, 108,543,353
             shares issued and outstanding                                        1,085
           At 3/31/97: $.000001 par value, 111,290,603
             shares issued and outstanding                         111
           Additional paid-in capital                        3,595,305        3,341,717
           Accumulated deficit                              (4,078,173)      (3,584,978)
                                                           -----------      -----------
                     Total Shareholders' Deficit              (482,757)        (242,176)
                                                           -----------      -----------

                     TOTAL LIABILITIES AND
                     SHAREHOLDERS' DEFICIT                 $    61,368      $    60,629
                                                           -----------      -----------

                              GAP INSTRUMENT CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                   FOR THE SECOND QUARTER OF THE FISCAL YEARS
                     ENDED MARCH 31, 1997 AND JUNE 30, 1996

                                                              Second Fiscal Quarter Ended
                                                              ---------------------------
                                                                March 31,     June 30,
                                                                  1997          1996
                                                              ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net income (loss)                                   $(95,292)     $   (313)
                                                               --------      --------

           Changes in assets and liabilities:
             Accounts receivable                                 61,626        35,725
             Other assets                                          --         (13,033)
             Deferred revenue and customer deposits              36,371
             Accounts payable and accrued expenses               (2,086)      (11,080)
                                                               --------      --------
                               Total adjustments                 95,911        11,612

                     Net cash provided by operating
                       activities                                   619        11,299
                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
           Shareholder loans                                     13,000        10,000
           Repayment of reorganization debt                     (28,061)         --
           Liabilities from Plan of Reorganization                 --         (19,311)
                                                               --------      --------

                     Net cash used by financing activities      (15,061)       (9,311)
                                                               --------      --------

NET INCREASE (DECREASE) IN CASH                                 (14,442)        1,988

CASH - beginning                                                 20,984        (1,553)
                                                               --------      --------

CASH - end                                                     $  6,542      $    435
                                                               --------      --------

                               GAP INSTRUMENT INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed financial statements at March 31, 1997 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All such adjustments are of a normal recurring nature. The results of operations for the interim period shown in this report is not necessarily indicative of results to be expected for the fiscal year.

2.         The Company has changed its fiscal year from December 31 to September
           30. The accompanying financial statements include unaudited financial statements for the second quarter of the fiscal 1997 year from October 1, 1996 to March 31, 1997, unaudited financial statements for the second quarter of the fiscal 1996 year from January 1, 1996 to June 30, 1996.

3. The Company is a party to litigation involving a former officer of the Company. Management believes that the settlement of the claim will not have a material adverse effect on the Company's financial position or results of operations.


                              GAP INSTRUMENT CORP.


ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Six Months Ended March 31, 1997 and June 30, 1996

The Company's second quarter net loss of $95,292 compares unfavorably to the second quarter of the prior nine-month fiscal 1996 year in which a net loss of $313 was reported. The decrease is due primarily to the repayment of liabilities resulting from the Plan of Reorganization. These liabilities are discussed fully in MD&A submitted with Form 10-K for the fiscal year ending September 30, 1996 and should be read in conjunction with the accompanying financials for this interim period.

Net sales for the first and second quarters were $96,543 and $124,932 for March 31, 1997 and June 30, 1996, respectively. Selling, general, and administrative expenses of $137,603 and $74,807 for the same periods indicates a rise in the expense of diversifying the Company's business from strictly a military product manufacturer to a Value Added Network for the Federal Government and as an Internet Service provider (ISP) for federal contractors.

As GAP Instrument Corp. continues in the diversification process, it should be noted that subscriptions for the network service are increasing as shown by the rise in deferred revenue.


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

Dated: February 14, 1997


GAP INSTRUMENT INC.
(Registrant)

/S/ James M.  Edwardson
   --------------------------------------
James M.  Edwardson
Chairman of the Board of Directors,
and Chief Operating Officer