Form 10-Q
period 1997-06-30
GAP INSTRUMENT CORP
filed 1997-08-18
CIK 39910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE PERIOD ENDED JUNE 30, 1997

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

                                Yes   X       No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997:

Common Stock: $.000001 par value                          436,797,603
-----------------------------------                     ----------------
            Class                                       Number of Shares

                               GAP INSTRUMENT INC.


                                      Index

                                                                                   Page No.
                                                                                   --------
PART I.      Financial Information
             Item 1.              Financial Statements                                3

                                  Condensed Statements of Income -
                                  Quarters Ended June 30,1997
                                  And September 30, 1996                              3

                                  Condensed Balance Sheets -
                                  June 30, 1997 and
                                  September 30, 1996                                  4

                                  Condensed Statements of Cash Flows -
                                  Nine Months Ended June 30, 1997
                                  And September 30, 1996                              5

                                  Notes to Condensed Financial Statements             6

             Item 2.              Management's Discussion and Analysis of
                                  Results of Operations and Financial
                                  Condition                                           6

PART II.     Other Information

             Item 1.              Legal Proceedings                                   6

             Item 6.              Exhibits and Reports on Form 8-K                    6

             Signatures                                                               7

PART I               FINANCIAL INFORMATION

ITEM 1.              Condensed Financial Statements

                               GAP INSTRUMENT INC.
                          CONDENSED STATEMENT OF INCOME

                                                         Three  Months Ended                       Nine Months Ended
                                                     ----------------------------            -----------------------------
                                                      June 30,       September 30             June 30,       September 30,
                                                         1997             1996                  1997             1996
                                                     (Unaudited)      (Unaudited)            (Unaudited)       (Audited)
                                                     -----------      -----------            -----------      -----------
Net sales                                          $   190,912         $    63,471         $   287,455         $   188,403

Costs and Expenses
   Cost of sales                                        52,135             116,116             106,367             160,054
     Selling, general and
           administrative expense                      101,805             345,257             239,408             420,064
                                                   -----------         -----------         -----------         -----------

    Total costs and expenses                           153,940             461,373             345,775             580,118
                                                   -----------         -----------         -----------         -----------


Net Income (loss) from operations                       36,972            (397,902)            (58,320)           (391,715)

Reorganization expenses - professional fees                                                                        (6,500)
                                                   -----------         -----------         -----------         -----------

           Net Income (Loss)                            36,972            (397,902)            (58,320)           (398,215)

Accumulated deficit - beginning                    $(4,078,173)        $(3,563,816)        $(3,982,881)        $(3,584,666)
                                                   -----------         -----------         -----------         -----------

Accumulated deficit - end                          $(4,041,201)        $(3,982,881)        $(4,041,201)        $(3,982,881)
                                                   -----------         -----------         -----------         -----------

Earnings per share:
           Net income (loss) per share             $       .00         $       .00         $       .00         $       .00
                                                   -----------         -----------         -----------         -----------

                               GAP INSTRUMENT INC.
                            CONDENSED BALANCE SHEETS

                                                                 Third Fiscal Quarter Ended
                                                              -------------------------------
                                                                June 30,         September 30
                                                                  1997               1996
                                                              (Unaudited)          (Audited)
                                                              -----------         -----------
           ASSETS
CURRENT ASSETS
           Cash and cash equivalents                          $    27,257         $    20,984
           Accounts receivable                                     30,942              72,135
                                                              -----------         -----------
                     Total Current Assets                          58,199              93,119
PROPERTY AND EQUIPMENT, at cost, less
           accumulated depreciation                                44,317              44,317
OTHER ASSETS-Deposits                                               3,110               3,110
                                                              -----------         -----------

                      Total Current Assets                    $   105,626         $   140,546
                                                              -----------         -----------

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
           Accounts payable and accrued expenses              $   208,124         $   176,600
           Liabilities resulting from Plan of
              Reorganization, current maturities                   35,588              49,251
           Deferred revenue and customer deposits                  53,702              33,702
           Due to shareholders                                    114,000             101,000
                                                              -----------         -----------
                     Total Current Liabilities                $   411,414         $   360,553
OTHER LIABILITIES
           Liabilities resulting from Plan of
              Reorganization, less current maturities             139,997             167,458
                                                              -----------         -----------
                     Total Liabilities                        $   540,743         $   528,011
                                                              -----------         -----------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' DEFICIT
           Common stock: 604,000,000 shares authorized
           At 9/30/96:  $.00001 par value, 111,290,603
             shares issued and outstanding                                               111
           At 6/30/97: $.000001 par value,436,797,603
             shares issued and outstanding                            437
           Additional paid-in capital                           3,594,979           3,595,305
           Accumulated deficit                                 (4,041,201)         (3,982,821)
                                                              -----------         -----------
                     Total Shareholders' Deficit                 (445,785)           (387,465)
                                                              -----------         -----------

                     TOTAL LIABILITIES AND
                     SHAREHOLDERS' DEFICIT                    $   105,626         $   140,546
                                                              -----------         -----------

                              GAP INSTRUMENT CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THIRD QUARTER OF THE FISCAL YEARS
                     ENDED JUNE 30, 1997 AND SEPTEMBER 30, 1996

                                                                                        Third Fiscal Quarter Ended
                                                                                        ---------------------------
                                                                                         June 30,       September 30,
                                                                                           1997             1996
                                                                                       (Unaudited)        (Audited)
                                                                                        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net income (loss)                                                            $ (58,320)        $(398,215)
                                                                                        ---------         ---------
           Adjustments to reconcile net income (loss)
               to cash provided (used) by
               operating activities:
                   Depreciation                                                                              8,674
                   Forfeiture of deposit                                                                     5,000
                  Issuance of stock in exchange for
                        services                                                                           252,614
           Changes in assets and liabilities:
             Accounts receivable                                                           41,193           (10,358)
             Deferred revenue and customer deposits                                        20,000            33,702
             Accounts payable and accrued expenses                                         31,524           146,393
                                                                                        ---------         ---------
                               Total adjustments                                           92,717           436,025

                     Net cash provided by operating  activities                            34,397            37,810
                                                                                        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
           Payments to acquire fixed assets                                                                 (39,993)
                                                                                        ---------         ---------
                    Net cash used by investing activities                                                   (39,993)
                                                                                        ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
           Shareholder loans                                                               13,000            45,000
           Cash overdraft                                                                                    (1,553)
           Repayment of reorganization debt                                               (41,124)          (20,280)
                                                                                        ---------         ---------
                   Net cash used by financing activities                                  (28,124)           23,167
                                                                                        ---------         ---------
NET INCREASE (DECREASE) IN CASH                                                             6,273            20,984

CASH - beginning                                                                          20,984
                                                                                        ---------         ---------

CASH - end                                                                                 27,257            20,984
                                                                                        ---------         ---------

                               GAP INSTRUMENT INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed financial statements at June 30, 1997 are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. All such adjustments are of a normal recurring nature. The results of operations for the interim period shown in this report is not necessarily indicative of results to be expected for the fiscal year.

2.         The Company has changed its fiscal year from December 31 to September
           30. The accompanying financial statements include unaudited financial statements for the second quarter of the fiscal 1997 year from October 1, 1996 to March 31, 1997, audited financial statements for the fiscal 1996 year from January 1, 1996 to September 30, 1996.

3. The Company is a party to litigation involving a former officer of the Company. Management believes that the settlement of the claim will not have a material adverse effect on the Company's financial position or results of operations.


                              GAP INSTRUMENT CORP.


ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Nine Months Ended June 30, 1997 and September 30, 1996

The Company's third quarter net loss of $58,320 compares favorably to the prior nine-month fiscal 1996 year in which a net loss of $ 398,215 was reported. The decrease is due primarily to the issuance of stock in exchange for services in fiscal year ended September 30, 1996. This issuance was discussed fully in the Form 10-K for the fiscal year ending September 30, 1996 and should be read in conjunction with the accompanying financials for this interim period.

Net sales for the first and second and third quarters were $287,455 and $188,403 for June 30, 1997 and September 30, 1996, respectively. Selling, general, and administrative expenses of $239,408 and $167,450 ( total expense of $420,064 less $252,614, the dollar value of services exchanged for stock) of for the same periods indicates a rise in the expense of diversifying the Company's business from strictly a military product manufacturer to a Value Added Network for the Federal Government and as an Internet Service provider (ISP) for federal contractors.

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

ITEM 6.    Exhibits and Reports on Form 8-K

           A.        Exhibits

                     None.

           B.        Forms 8-K

                     The Company filed a Form 8-K dated June 26, 1997 discussing stock issuance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 1997


GAP INSTRUMENT INC.
(Registrant)

/S/ James M.  Edwardson
--------------------------------------
James M.  Edwardson
Chairman of the Board of Directors,
and Chief Operating Officer