Form 10KSB
period 1997-09-30
GAP INSTRUMENT CORP
filed 1997-12-29
CIK 39910

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ending September 30, 1997

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

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.00001 per share - Traded: Over the Counter Market Aggregate market value of voting stock held by non-affiliates: No Value

Common stock outstanding: 436,746,603

Exhibit index: 20

Indicate by check mark whether the registrant:
   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12
months, Yes XX      No
   (2) has been subject to such filing requirements for the past 90
days, Yes XX      No
   (3) Has disclosed delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this for 10KSB. Yes No XX

CONTENTS                                                       Page(s)

                            Part  I
Item  1. Business  . . . . . . . . . . . . . . . . . . . . . . . . 3
      2. Properties . . . . . . . . . . . . . . . . . . . . . . .  7
      3. Legal Proceedings . . . . . . . . . . . . . . . . . . .   7
      4. Submission of Matters to a Vote of Security Holders. . .  8

                            Part  II

Item  5.  Market for the Registrant's Common Stock
          and Related Security Holders' Matters . . . . . . . . .  8
      6. Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . 8
      7. Financial Statements and Supplementary Data . . .         9
      8. Disagreements on Accounting and Financial Disclosure. . .21

                           Part  III

Item  9.    Directors and Executive Officers of the Registrant. . 21
     10.    Management Remuneration and Transactions. . . . . . . 22
     11.    Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . .22
     12.    Certain Relationships and Related Transactions . . . .23

                            Part  IV

Item 13.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K. . . . . . . . . . . . . . . . . . . . . . . 24

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

                             Part 1
ITEM 1. BUSINESS.

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

       GAP Instrument Corp. is fully aware that its military manufacturing business over the next decade will continue to decline. While utilizing the same disciplines to continue its efforts in the areas of test equipment and simulation equipment, GAP Instrument Corp has found appropriate areas of diversification to convert from a military manufacturing market. GAP Instrument Corp has entered the Electronic Data Interchange (EDI) market as a Value Added Network (VAN) connecting Federal contractors to the Department of Defense and Federal Agencies.
GAP Instrument Corp (GAP) is a leading worldwide provider of electronic commerce products and services to businesses who communicate with the Federal Agencies of the United States of America (FED) and the Department of Defense of the United States of America (DoD). GAP offers comprehensive, customizable, standards-based electronic commerce solutions. GAP develops, markets and supports software products and provides computer communications network and consulting services which enable businesses to engage in electronic commerce. These electronic commerce solutions are provided over the GAP value-added network
(VAN) called GAP-NET which utilizes the Internet, and private internal computer networks known as Intranets. GAP offers software products that operate on multiple computer platforms, secure and reliable computer networks to facilitate the transmission of business information and transactions, and value-added products and services to enable businesses of all sizes to maximize the number and value of their electronic trading relationships with the FED and DoD.

GAP Instrument Corp's products and services facilitate Electronic Commerce ("EC") using Electronic Data Interchange ("EDI") by businesses, government, and financial institutions by providing the ability to electronically transmit and receive routine business information and documents in a standard format. GAP-NET serves as electronic communications links for computer systems by receiving, storing and forwarding electronically transmitted business documents and data for re-transmission in a form that can be received and interpreted by the computer of another commercial business. The standards for document exchange is set by the Defense Information Systems Agency (see: http://edi.oti.disa.mil) and by document type (such as purchase order, invoice, quote and similar business documents). GAP-NET provides encryption and other document management and security methods to allow documents to be exchanged securely and reliably. GAP facilitates the electronic link to its computer communications network through its electronic commerce software packages for use in a Microsoft Windows 95 and Microsoft Windows NT platforms. GAP Instrument Corp also provides professional services to assist businesses in the installation and customization, operation and maintenance of their electronic trading relationships.

Electronic Commerce and EDI

Electronic commerce involves the automation of business transactions through the use of telecommunications and computers to exchange and electronically process commercial information and transnational documents. Electronic commerce typically involves the use of a third-party or private value-added computer network to perform EDI, electronic funds transfer ("EFT"), electronic forms, and electronic catalog services. EDI is a cornerstone of electronic commerce and is becoming the source of the majority of GAP Instrument Corp's revenue. The advantages of EDI include one-time data entry, reduced clerical workload and the elimination of paper records, rapid, accurate and secure exchange of business data, and reduced operating and inventory carrying costs. EDI facilitates uniform communications with different trading partners in different industries, including customers, suppliers, common carriers, and banks or other financial institutions.

EDI Transaction Flow. In a typical EDI transaction, a trading partner (the ''sending partner'') first creates with its computer, either manually or electronically, the business data used for the completion of a particular set of documents, described by EDI standards as a transaction set. Transaction sets include requests for quotes, quotes, purchase orders, invoices, shipping notices, and other related documents and messages. Second, a translation software program on the sending partner's computer converts the document or transaction set into a standard EDI format. Third, this information is electronically transmitted through telecommunications links from the sending partner's computer to a central computer system that serves as a value-added network shared by many trading partners. Value-added networks receive documents for subsequent delivery to the intended trading partner (the ''receiving partner''), and connect many types of computer hardware and communications devices, convert multiple transaction sets from one industry standard to another, and maintain security by reducing the possibility of one trading partner obtaining unauthorized access to another computer.

Trading Communities. Groups of companies that regularly trade with a particular agency generate significant repetitive business transactions. These existing trading communities are natural prospects for implementation of EDI. The expansion of EDI by the FED and DoD has been possible through the establishment of repetitive transactions using ANSI X12 and Implementation Conventions established by the Defense Information Systems Agency
(DISA). The adoption of EDI as an accepted means of transmitting business documents and data has also occurred, in part, because many trade organizations or groups and many large companies within a trading community increasingly recommend or require their member organizations or trading partners to adopt and use EDI as the primary method of communicating business documents. The pending Federal Trading Community is by far larger than any existing trading community.

The Government estimates to have 300,000 new trading partners on or before March 1998. Beginning with FY99 (October 1, 1998) most government operations must be utilizing EDI because the Year 2000
(Y2K) mandate requires EDI in Version 3050 or later.

The GAP Solution

The GAP solution to addressing electronic commerce is based on the following six components which are designed to build trading partner relationships and generate recurring revenue and which GAP Instrument Corp believes differentiate it from its competitors in the market.

System Designed for the Government. GAP utilizes the adVANtage software which was developed specifically for the FED and DoD EDI Programs. Not being in the commercial VAN business gave GAP the advantage of not having to carry old legacy systems and ideas onto the Government arena. There is an old saying "There is a right way, a wrong way, and the Army way." Forty Five Years of government contracting experience led GAP to do it the Army way.

Compliance Certification. The Compliance Certification Facility tests and certifies VAN providers to the numerous government Implementation Conventions (IC). For the past four years GAP has maintained the lead in compliance certifications. Of the twenty eight listed Government VANs only seven have passed the testing established November 1995and have been licensed under the VAN License Agreement Revision 1. Of those seven only four have been compliance certified in all of the 3050 and later transactions. GAP is one of those four,

Comprehensive Product Offering. GAP offers a range of electronic commerce software solutions for trading partners, including a suite of fully scaleable EDI translation software. Forty five yeas of government contracting experience as a Prime Contractor gave GAP the incite to develop a user interface geared to the government contractor. Using the Microsoft Backoffice as a mainstay GAP can Interfact to the full range of Mainframe, Mid Range, and Micro computers.

Trading Relationship Management Services. GAP Instrument Corp provides a range of trading relationship management services, including installation assistance, trading partner certification and rules, and services such as customization, training and consulting.

Vertical Market Expertise. From its past experience GAP has developed vertical market expertise in selected areas such as LOGMARS, CALS, Technical Data Packages, Progress Payments, Contract Management, Procurement, and other facets of government contracting. GAP provides a full range of contracting tools needed to contract with the FED and DoD.

Flexible, Secure Network Architecture. GAP has developed a combined network architecture utilizing the Internet and Intranets which permits secure and reliable network and secure Internet communications to facilitate the transmission of business information and transactions at a fraction of the cost of traditional VANs.


Strategy

GAP Instrument Corp's objective is to be a leading worldwide provider of electronic commerce solutions to businesses of all sizes who connect to the Federal Government by offering a full spectrum of products and services to enable customers to transact business on the Internet, Intranets and through GAP-NET network with a focus on building trading partner relationships and generating recurring revenue by increasing the number of subscribers to GAP-NET. GAP Instrument Corp's strategy to achieve this objective includes the following key elements.

Focus on Marketing to Government Trading Communities. GAP seeks to establish new and larger trading communities by

(i) developing marketing and technical competence within specific agencies by understanding the needs of major trade groups and the trading customs and practices of their trading partners,

(ii) working closely with trading partners to define software and computer systems requirements,

(iii) developing trading community solutions to meet the needs of trading partners in these markets, and


(iv) providing a wide offering of value-added, high-quality services to facilitate the adoption and implementation of EDI and other electronic commerce solutions throughout these agencies.

Provide a Comprehensive Range of Integrated Products and Services. The products and services offered by GAP Instrument Corp include EDI and electronic commerce software for use on Microsoft Windows 95and Windows NT platforms, value-added network transaction processing, software programming and customization services, customer support and training, and implementation and consulting services. GAP designs its products with significant ease-of-use features.

Deliver Superior Customer Support Services. GAP offers extensive customer service, consulting and support to trading partners to assist in the operation and use of GAP-NET services and its software products. The ease-of-use of GAP Instrument Corp's products, focus on solutions that address specific vertical market needs, and extensive support services attract new customers with limited EDI expertise and encourage greater utilization of GAP Instrument Corp's products and services by existing customers, thereby increasing recurring revenues through greater transaction flow.

Capitalize on Electronic Commerce on the Internet. From its inception GAP-NET has utilized the Internet for data transmission. This has resulted in GAP offering a flat rate EDI service, which is much more economical the those based on character charges.

Establish business relationships with other EDI establishments. GAP currently provides network services to three other FED-DoD VANs. GAP has signed marketing agreements for commercial VANs to sell the GAP Government solution. GAP has signed a working agreement with Fountainhead Communications Inc. to establish the Secure Commercial Internet Value Added Network (SCI-VAN).

Sales and Marketing

GAP Instrument Corp's principal marketing strategy focuses on establishing and expanding the number of trading partners using the GAP networks and software products. GAP Instrument Corp seeks to target trading communities composed of electronic trading partners required to use EDI by the Government. To achieve this objective, GAP Instrument Corp has developed a three-tiered sales and marketing program.

First, GAP Instrument Corp identifies potential vendors that are required to conform to an EDI programin order to keep their Government business EDI. GAP Instrument Corp representatives meet with the vendors and discuss the procedure for establishing EDI relationships with the Government.

Second, GAP Instrument Corp contacts the agency trading partners through seminars and by telemarketing, informing these parties of the EDI requirements of the agency and implementation procedures. GAP Instrument Corp schedules and conducts half-day information seminars with potential trading partners of a major agency highlighting the benefits of EDI and electronic commerce, explaining the agency's EDI initiative, and demonstrating GAP Instrument Corp's products and services. Representatives of the agency generally attend these seminars to present their EDI recommendations and requirements.

Third, GAP markets and sells its products through distributors in the United States and numerous international markets. Through business agreements GAP Instrument Corp has established alliances with application software developers, systems integrators and value-added resellers of EDI products. GAP Instrument Corp's objective is to integrate GAP-NET products with those of its Marketing Partners and to promote distribution of GAP software and network services along with products and services sold by its Marketing Partners. Management believes that the addition of these business agreements will allow GAP Instrument Corp to expand many of its product and service offerings into additional trading communities.

Customers and Markets

GAP Instrument Corp provides services to a wide range of companies and organizations in numerous markets required to use
EDI in order to communicate with the federal Government.

Competition

The electronic commerce and EDI network services and computer software markets are highly competitive. Numerous companies supply electronic commerce network services, and several competitors target specific vertical markets such as the pharmaceutical, agri-business, retail and transportation industries. Additional competitors provide software designed to facilitate electronic commerce and EDI communications. Several of GAP Instrument Corp's most significant competitors provide network services and related software products and services.

The market for Internet software and services is emerging and highly competitive, ranging from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than GAP Instrument
Corp.

Most of the competitors have well established networks and are embedded with technology of the past. They have not realized the technological changes required by FED-DoD EDI. There are only seven who have passed the new more rigorous testing under Revision 1 of the VLA. Management foresees that the VAN community serving the FED-DoD will settle out with about ten VANs serving the system.


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

             (VIII) The dollar backlog of orders of GAP Instrument Corp. at September 30, 1997 was $101,500, compared to $196,000 at September 30,1996. All of the September 30, 1997 backlog is expected to be shipped in fiscal year ending September 30, 1998.

            (IX)  Not applicable

            (X)  Item (c)(1)(I).

            (XII) Compliance with environmental regulations has not had a material effect on capital expenditures.

        (2) (I) Not applicable

            (II) Department of Defense.

            (III)  None.

            (IV) The total number of personnel employed by GAP
        Instrument Corp. as of the end of fiscal year
                 1997 was 5.

     (d) GAP Instrument Corp. does not engage in material operations in foreign countries, nor is its business dependent on a domestic geographic location.

Item 2- Properties

     (a)     On December 31, 1994 GAP Instrument Corp. leased  space at
100 Horse Block Rd., Yaphank from an affiliate company. The rent is currently $10,000 per month on a month to month basis. Rent expense for the year ended September 30, 1997 was $115,800 for the Yaphank facility.

Item 3 -     Legal Proceedings
     (a)    On September 24, 1993, GAP Instrument Corp. the Debtor
filed partitions for relief under Chapter 11 of the  federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of
New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as "Debtor-in-Possession". These claims are reflected in the December 31, 1994 balance sheet as "Liabilities subject to
Compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of
executory   contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.
On October 2, 1995, the Company's Plan of Reorganization was approved by the United States Bankruptcy Court. Payments under the approved plan are reflected on the Balance Sheet as of September 30, 1997 as "Liabilities under a Plan of Reorganization."
     Under the terms of the plan of reorganization payments to the Internal Revenue Service and New York State Department of Labor provide for full payment of amounts due over five years.
     Claims of two prior officers are payable at a reduced amount over the same five years. All unsecured creditors will be paid fifty percent of their claim in five equal installments upon the first, second, third, fourth and fifth anniversaries of approval of the Plan.
     In November 1997, a judgement in the amount of $50,947, plus accrued interest, was enterd in New York State Supreme Court against the Company for a breach of contract suit by a former officer. The accompanying financial statements for 1997 reflect a provision for the judgement plus accrued interest aggregating $88,600. The Company, however, intends to appeal the decision and pursue its previously filed counter-claim in the amount of $53,000. There can be no assurance that the Company will be successful in either action.

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



                              PART  II

Item 5- Market for the Registrant's Common Stock and Related Security Holders' Matters

        At September 30,1997 , GAP Instrument Corp. had issued and
outstanding 436,797,603 shares of common stock   held by 1,087
stockholders of record. Market prices listed in the following tabulation were obtained from the National Quotation Bureau, Inc., and represent prices between dealers and do not include retail markup, markdown, or commission, and may not necessarily represent actual transactions.

                   1997                    1996
                   Bid  Asked              Bid  Asked
First Quarter      N o  Q u o t e          N o  Q u o t e
Second Quarter     N o  Q u o t e          N o  Q u o t e
Third Quarter      N o  Q u o t e          N o  Q u o t e
Fourth Quater      N o  Q u o t e          N o  Q u o t e


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.

    GAP Instrument Corp. has primarily relied on its results from operations to provide working capital. Due to lack of working capital on Septemebr 23, 1993, GAP Instrument Corp. the Debtor filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court of the Eastern District of New York.

    In order to continue operations, and pay post petition expenses, GAP Instrument Corp. issued, on July 29, 1994, 93,000,000 shares of common stock, and on October 31, 1995, 1,744,070 shares of common stock, and on June 16, 1996 12,613,290 shares of common stock, and on June 25,1997 325,507,000 shares of common stock to suppliers and key personnel.

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


                          RESULTS OF OPERATIONS
     Operating income (loss) for the fiscal year 1997, and the nine months ended September 30,1996,were ($301,074) and ($391,715). Sales volume for the respective periods were $401,453 and $188,403. Sales volume for the periods 1997 and 1996 were substantially less than prior years as the Department of Defense is now only buying parts to replace and repair as the part is needed. General and administrative costs are reviewed continually to keep expenses as low as possible.

     GAP Instrument Corp. is fully aware that its military business over the next decade will continue to decline. Thus, GAP Instrument Corp. entered the telecommunications market as an Electronic Data Interchange (EDI) Value Added Network (VAN) for the Federal Government and for Federal contractors.

     Federal tax loss carry forwards at September 30, 1997 are approximately $1,328,000 which will provide for future tax benefits relief in future years.

      The dollar backlog of sales at September 30 ,1997 and 1996, were $109,500 and $196,000, respectively. All of the FY 1997 backlog will be shipped in FY 1998.

Item 7 - Financial Statements and Supplementary Data

                   INDEX  TO  FINANCIAL  STATEMENTS

                                                               Page

Balance Sheets as of September 30, 1997 and 1996   .  . . . .     10
Statements of Income (Loss) and Accumulated
Deficit for the Fiscal Year Ended September 30,1997
and the Nine Months Ended Deptember 30 1996          . . . . .    11
Statements of Cash Flows for the Fiscal Year Ended
September 30,1997 and the Nine Months Ended
September 30, 1996                                . . . . . .     12
Notes to Financial Statements  . . . . . . . . . . .  . . . .     13
Independent Auditors Report,September 30,1997 and 1996 . . . .    20

                          GAP INSTRUMENT CORP.
                             BALANCE SHEETS
                       SEPTEMBER 30, 1997 AND 1996

                                ASSETS

                                                     1997          1996
                                                    -----         ------
CURRENT ASSETS
 Cash and cash equivalents (Note 1)               $   50,723   $   20,984
 Accounts receivable (Note 1)                         23,707       72,135
                                                   ---------    ---------
        Total Current Assets                          74,430       93,119

PROPERTY AND EQUIPMENT, at cost,
 less accumulated depreciation (Notes 1 and 4)        33,532       44,317

OTHER ASSETS - Deposits                                3,110        3,110
                                                   ---------    ---------
        TOTAL ASSETS                              $  111,072   $  140,546
                                                   =========    =========
           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued expenses (Note 8) $ 401,486 $ 176,600 Liabilities resulting from Plan of Reorganization,
  current maturities (Notes 2 and 5)                  48,991       49,251
 Deferred revenue and customer deposits (Note 1)      26,795       33,702
 Due to shareholders (Note 8)                        114,000      101,000
 Accrued litigation judgement (Note 10)               88,600         -
                                                   ---------    ---------
    Total Current Liabilities                       $679,872     $360,553

OTHER LIABILITIES
  Liabilities resulting from Plan of Reorganization,
    less current maturities (Notes 2 and 5)          119,413      167,458
                                                   ---------    ---------
    Total Liabilities                                799,285      528,011
                                                   ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' DEFICIT (Note 6)
  Common stock $.000001 par value, 604,000,000 shares
        authorized,436,797,603 and 111,290,603 shares
        shares issued and outstanding in 1997 and 1996,
        respectively                                     437          111
  Additional paid-in capital                       3,595,305    3,595,305
  Accumulated deficit                             (4,283,955)  (3,982,881)
                                                   ---------    ---------
    Total Shareholders' Deficit                     (688,213)    (387,465)
                                                   ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $  111,072   $  140,546
                                                   =========    =========
See accompanying Notes to financial statements.

                       GAP  INSTRUMENT  CORP.
             STATEMENTS OF LOSS  AND ACCUMULATED DEFICIT
             FOR THE YEAR ENDED SEPTEMBER 30, 1997, AND
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                     Year Ended          Nine Months Ended
                                 September 30, 1997      September 30, 1996
                                 ------------------      ------------------
Net sales                              $ 401,453            $ 188,403
                                        --------             --------
Costs and Expenses
   Cost of sales                         339,607              162,282
   Selling, general and
   administrative expenses               362,920              417,836
                                      ----------            ---------
     Total costs and expenses            702,527              580,118
                                      ----------            ---------
   Loss from operations                 (301,074)            (391,715)

Reorganization expenses-
   professional fees                        -                  (6,500)
                                      ----------            ---------
     Net Loss                           (301,074)            (398,215)

Accumulated deficit-beginning         (3,982,881)          (3,584,666)
                                      ----------           ----------
Accumulated deficit-end              $(4,283,955)         $(3,982,881)
                                      ==========           ==========
Earnings Per Share
 Net loss per share                  $       .00          $       .00
                                      ==========           ==========

 See accompanying notes to financial statements.

                           GAP INSTRUMENT CORP.
                         STATEMENTS OF CASH FLOWS
                 FOR THE YEAR ENDED SEPTEMBER 30, 1997,AND
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                          Year Ended      Nine Months Ended
                                         September 30,       September 30,
                                             1997               1996
                                        -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                $ (301,074)         $ (398,215)
                                         ----------          ----------
 Adjustments to reconcile net loss
  to cash provided by operating activities
     Depreciation                            10,785               8,674
     Forfeiture of deposit                     -                  5,000
     Issuance of stock in exchange
      for services                              326             252,614
 Changes in assets and liabilities:
     Accounts receivable                     48,428             (10,358)
     Accounts payable and accrued
      expenses                              224,886             146,393
     Deferred revenue and customer
      deposits                               (6,907)             33,702
     Accrued litigation judgement            88,600
                                            -------             -------
        Total adjustments                   366,118             436,025
                                            -------             -------
   Net cash provided by operating
      activities                             65,044              37,810
                                            -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Payments to acquire fixed assets               -               (39,993)
                                            -------              ------
CASH FLOWS FROM FINANCING ACTIVITIES
 Shareholder loans                           13,000              45,000
 Cash overdraft                                 -                (1,553)
 Repayment of reorganization debt           (48,305)            (20,280)
                                            -------             -------
   Net cash provided (used)by financing
      activities                            (35,305)             23,167
                                            -------             -------
NET INCREASE IN CASH                         29,739              20,984
CASH - beginning                             20,984                -
                                            -------             -------
CASH - end                                 $ 50,723           $  20,984
                                            =======             =======
See accompanying notes to financial statements.

                             GAP INSTRUMENT CORP.
                        NOTES TO FINANCIAL STATEMENTS
               FOR THE YEAR ENDED SEPTEMBER 30, 1997,AND
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    LINE OF BUSINESS

    GAP Instrument Corp. (The Company), organized in 1953, is a systems engineering oriented manufacturing organization, producing electronic products used for data conversion and display instrumentation on board ships, in aircrafts, and at ground-based installations.

    While utilizing the same disciplines to continue its efforts in the areas of test and simulation equipment, the Company has commenced operations of a Value Added Network (VAN) connecting Federal contractors via the Internet to the Department of Defense and Federal Agencies.

    CHANGE IN FISCAL YEAR

    During fiscal 1996, the Company changed its fiscal year from December 31 to September 30. The accompanying financial statements include audited financial statements for the year ended September 30, 1997 and for the nine months ended September 30, 1996.

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

                            GAP INSTRUMENT CORP.
                        NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEAR ENDED SEPTEMBER 30, 1997, AND
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

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

    DEFERRED REVENUE AND CUSTOMER DEPOSITS

    The Company sells annual subscriptions to its VAN. Revenue from those subscriptions are taken into income on a straight-line basis over the one-year period of the subscriptions. Related costs are expensed as incurred.
Customer deposits represent amounts received on account for future product to be provided.

    MAJOR CUSTOMERS

    At September 30, 1997 and September 30, 1996, U.S. Government agencies accounted for 17% and 76% of the accounts receivable balance, respectively. For the year ended September 30, 1997 and for the nine months ended September 30, 1996, these agencies accounted for 79% and 69% of sales respectively.

    PER SHARE DATA

    Earnings per share data are based on the average number of common shares outstanding during the period. The average number of common shares outstanding for September 30, 1997 and 1996 were 197,843,570 and 103,498,158, respectively.

    RECLASSIFICATIONS

    Certain prior year balances have been reclassified to conform with the current year presentation.

2.  BASIS OF PRESENTATION AND REORGANIZATION

    The accompanying financial statements have been prepared on a going concern basis, which assumes the realization of assets and the satisfaction of liabilities in the ordinary course of business.

    On September 24, 1993, the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of New York. The Company operated under the Court's protection until October 5, 1995, when the Court confirmed the Company's Plan of Reorganization. Pursuant to the Plan, the Company was relieved of all long-term debt agreements. The Company's remaining liabilities were negotiated. In 1995, the Company recognized an extraordinary gain of $293,870, representing the difference between the carrying value of liabilities and the amount required to be repaid

                             GAP INSTRUMENT CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED SEPTEMBER 30, 1997, AND
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


2.  BASIS OF PRESENTATION AND REORGANIZATION (Continued)

by the Company. The resulting liabilities are reflected in the Balance Sheet as "Liabilities Resulting from the Plan of Reorganization".

    Although the Company has emerged from Chapter 11, as shown in the accompanying financial statements, the Company has suffered recurring operating losses. At September 30, 1997, the Company has a working capital deficiency of $605,442 and a shareholder's deficit of $688,213. Management's plans and the Company's ability to continue in existence as a going concern is substantially dependent upon the continued financial support of its principal shareholders, its ability to obtain equity and/or debt financing, and/or the commercial success of its VAN operations. There can be no assurance, however, that management's plans will be successful.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest in 1997 and 1996 was $4,083 and $3,912,respectively.

    Non-Cash Transactions: During the fiscal year ended September 30 1997 and 1996, the Company issued common stock in exchange for services in the amount of $325,506 and $252,614, respectively.

    Additionally, during 1996, the Company forfeited a deposit for a building acquisition in the amount of $5,000.

4.  PROPERTY AND EQUIPMENT

    Major classes of property and equipment consist of the following:

                                estimated useful  September 30, September 30,
                                 lives - years        1997         1996
                                ----------------  ------------- ------------

Office equipment                      3 - 5         $59,572       $59,572
Less: Accumulated depreciation                       26,040        15,255
                                                     ------        ------
   Net property and equipment                       $33,532       $44,317
                                                     ======        ======

The depreciation expense for the year ended September 30, 1997 and for the nine months ended September 30, 1996 was $10,785 and $8,674, respectively.

                             GAP INSTRUMENT CORP.
                        NOTES TO FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1997 AND
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


5.  LIABILITIES RESULTING FROM PLAN OF REORGANIZATION

    As discussed in Note 2, the Company's liabilities resulting from its confirmed plan of reorganization are reflected in the balance sheet as Liabilities Resulting from Plan of Reorganization. These liabilities consist of the following:
                                                      1997          1996
                                                   ----------    ----------
Internal Revenue Service - payroll taxes, payable
in monthly installments of $394, including interest
at 9.8964%, through 2000.                           $ 12,111     $ 15,548

Internal Revenue Service - payroll taxes, payable
in monthly installments of $864, including interest
at 9.8967%, through 2000.                             26,565       34,134

New York State Department of Labor - unemployment
taxes, payable in monthly installments of $52,
through 2000 without interest.                         2,489        3,112

Prior landlord - rental payments, payable in
annual installments of $12,383 through 2000
without interest.                                     49,533       61,916

Prior landlord - post-petition rental payments,
$5,000 paid upon confirmation, with the balance
payable in monthly installments of $571 through
April 1998 without interest.                           4,570       11,424

Prior officers - salary claims $1,000 paid upon
confirmation, with the balance payable in monthly
installments of $612, through April 1997, and
thereafter payable in annual installments of
$5,661 without interest.                              21,195       27,927

Unsecured creditors, payable in annual installments
of $12,530 through 2000 without interest.             51,941       62,648
                                                     -------      -------
                                                     168,404      216,709
Less: Current maturities                              48,991       49,251
                                                     -------      -------
     Long-term                                      $119,413     $167,458
                                                     =======      =======

As of September 30, 1997, annual maturities are as follows:
     1998                                                  $ 48,991
     1999                                                    44,416
     2000                                                    44,591
     2001                                                    30,406
                                                            -------
                                                           $168,404
                                                            =======

                             GAP INSTRUMENT CORP.
                        NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED SEPTEMBER 30, 1997 AND
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


6.  SHAREHOLDERS' DEFICIT

    Stock Exchanged for Services

    During 1997, the Company issued 325,507,000 shares of common stock in exchange for consulting services rendered. Operations have been charged
$326 representing the par value of the common stock issued.
    During 1996, the Company issued 12,630,700 shares of common stock in exchange for consulting services rendered. The value of the services has been charged to operations, and additional paid-in capital has been increased by $252,601 representing the excess value of the services over the par value of the common stock issued.

    Recapitalization

    During 1996, the Company authorized an additional 500,000,000 shares of common stock, bringing the number of shares authorized to 604,000,000. The par value of the stock was reduced to $.000001.

7.  INCOME TAXES

    Unused operating losses for federal and state income tax purposes of approximately $1,328,000 are available for carry forward against future years' taxable income and expire in various years from 2001 to 2010.

    Deferred tax benefits for the carryforward losses have been fully offset by valuation allowances since it has not been established that realization of these benefits is more likely than not.

8.  RELATED PARTY TRANSACTIONS

    The Company currently rents its facility from a principal shareholder on a month to month basis for $10,000 per month. Rent expense was $115,800 in 1997 and $35,400 in 1996.

                              GAP INSTRUMENT CORP.
                        NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED SEPTEMBER 30, 1997 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


8.  RELATED PARTY TRANSACTIONS (continued)

    Two principal shareholders provide the Company with electromechanical assembly and network services. The total expense was $183,112 and $84,369 in 1997 and 1996, respectively. Additionally, included in accounts payable at September 30, 1997 and 1996 are $353,952 and $111,769 , respectively, payable to these shareholders.

    The balance due to shareholders represents non-interest bearing advances with no definite due date.

9. INDUSRTY SEGMENTS

    The Company classifies its operations into two segments: electromechanical assembly and Value Added Network subscriptions.

    Information about those segments is as follows:

                          Year ended September 30, 1997
                          -----------------------------
                          Electromechanical    Value Added
                               Assembly          Network      Other    Total
                          -----------------    -----------    -----    -----
   Net sales                   $356,590          $44,863      $ -     $401,453
                               ========          =======      =====   ========
   Income (loss) from
        operations             $226,294        $(166,698)     $ -      $61,846
                               ========          =======      =====
   General corporate expenses                                          362,920
                                                                       -------
   Loss from operations                                              $(301,074)
                                                                       =======
   Identifiable assets
       at September 30,1997      $5,507          $18,200      $ -      $23,707
                                  =====           ======      =====
   Corporate assets                                                     87,365
                                                                        ------
   Total assets at September 30, 1997                                 $111,072
                                                                      ========

                          Nine months ended September 30, 1996
                          ------------------------------------
                          Electromechanical    Value Added
                               Assembly          Network      Other    Total
                          -----------------    -----------    -----    -----
   Net sales                   $154,837          $18,392    $15,174   $188,403
                               ========          =======     ======   ========
   Income (loss) from
        operations              $75,571         $(64,624)   $15,174    $26,121
                               ========          =======     ======
   General corporate expenses                                          417,836
                                                                       -------
   Loss from operations                                               (391,715)
   Reorganization expenses                                               6,500
                                                                       -------
   Net loss                                                          $(398,215)
                                                                       =======
   Identifiable assets
       at September 30,1996     $69,535           $2,600      $ -      $72,135
                                  =====           ======      =====
   Corporate assets                                                     68,411
                                                                        ------
   Total assets at September 30, 1996                                 $140,546
                                                                      ========

  Operating profit is total revenue less operating expenses, and excluding general corporate expenses.

  Identifiable assets are those used by each segment of the Company's operations.

  Corporate assets are primarily cash and office equipment.

                              GAP INSTRUMENT CORP.
                        NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEAR ENDED SEPTEMBER 30, 1997 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

10. COMMITMENTS AND CONTINGENCIES

    Litigation

    In November 1997, a judgement in the amount of $50,947, plus accrued interest, was enterd in New York State Supreme Court against the Company for a breach of contract suit by a former officer. The accompanying financial statements for 1997 reflect a provision for the judgement plus accrued interest aggregating $88,600. The Company, however, intends to appeal the decision and pursue its previously filed counter-claim in the amount of $53,000. There can be no assurance that the Company will be successful in either action.

                      INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of
GAP Instrument Corp.

We have audited the accompanying balance sheets of GAP Instrument Corp. as of September 30, 1997 and 1996 and the related statements of loss and accumulated deficit, and cash flows for the year ended September 30, 1997 and for the nine months ended September 30, 1996. These financial statements are the responsibility of the Campany's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

As more fully described in Note 6 to the financial statements, during 1997 the Company issued 325,507,000 shares of its common stock in exchange for services rendered and charged operations $326, the par value of the shares issued. In our opinion, operations should have been charged an amount equal to either the fair value of the services rendered or shares issued, to conform with generally accepted accounting principles. The effects of this departure from generally accepted accounting principles on the 1997 financial statements are not reasonably determinable.

In our opinion, except for the effects of the matter discussed in the preceding paragraph on the 1997 financial statements the financial statement referred to above present fairly, in all material respects, the financial position of GAP Instrument Corp. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recently emerged from bankruptcy, has suffered recurring losses from operations and has a working capital and shareholder deficiency at September 30, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




ISRAELOFF, TRATTNER & CO., CPAs, P.C.

December 12, 1997
Valley Stream, New York

Item 8 - Disagreements on Accounting and Financial Disclosure
                                    None

                              Part III
Item 9 - Directors and Executive Officers of the Registrant

                                                         Common Stock
                                               Served     of Company as
                          Principal            Director  Beneficially Owned on
Name                 Age  Occupation           From      September 30, 1997
_____________________________________________________________________________
James M.  Edwardson   54  Chairman of Board    1993     320,000,000 shares
                          and CEO

Robert Baer           56  President            1995       2,026,000 shares

Letty A. Norjen       62  Secretary & Director 1993       2,999,000 shares

Deirdre C Morrison    37  Treasurer               -          66,000 shares

Michael H. Fasullo    51  Director             1993       3,000,000 shares



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




Item 10 - Management Remuneration and Transactions

Name and
Principal
Position             Year             Restricted Stock Received
-----------------------------------------------------------------------------
James Edwardson       1997                   $320
CEO                   1996                     -

Robert Baer           1997                    -
President             1996                $10,000

Letty Norjin          1997                     $1
Secretary             1996                $10,000

Deirdre C Morrison    1997                     -
Treasurer             1996                 $1,000

Michael Fasullo       1997                     $1
Director              1996                $10,000


Item 11 - Security Ownership of Certain Beneficial Owners and Management


Name and Address         Amount Beneficially Owned           Percent of Class
-------------------------------------------------------------------------------
Eloco, Inc.                           30,996,732                     7
244 Mill Road
Yaphank, NY 11980

Advanced Logic Resources, Inc.        31,306,950                     7
245 Mill Road
Yaphank, NY 11980

Allen Binnie                          21,594,055                     5
151 Leisure Glen Drive
Ridge, NY 11961

Advanced Logic Resources of WV Inc    65,803,682 (1)                15
244 Mill Road
Yaphank, NY 11980

Floco Inc                             65,803,682 (1)                15
244 Mill Road
Yaphank, NY 11980

Edwardson Kennels Inc.                62,303,682 (1)                15
244 Mill Road
Yaphank, NY 11980

James Edwardson                      387,656,232 (2)                88
245 Mill Road
Yaphank, NY 11980

(1) Amount includes the 30,996,732 shares owned by Eloco Inc. and the 31,306,950 shares owned by Advanced Logic Resources, Inc by virtue of owning 25% stock interest in the aforementioned companies.

(2) Amount includes the 30,996,732 shares owned by Eloco Inc.,the
31,306,950 shares owned by Advanced Logic Resources, Inc., the 3,500,000 shares owned by Advanced Logic Resources of West Virgina, Inc. and the 3,500,000 shares owned by Floco Inc., by virture of controling the operations of the aforementioned companies.

     Beneficially owned securities of GAP Instrument Corp. held by all Directors and Officers of GAP Instrument Corp. as a group:

                    Amount Beneficially Owned          Percent of Class
                         395,747,232                          91


(2) Late reports of transactions not reported in a timely basis. Fiscal year ended Septmber 30, 1996

1.   Advanced Logic Resources Inc., amended Form 3
2.   Advanced Logic Resources Inc., Form 4: 15 transactions
3.   Eloco Inc., amended Form 3
4.   Eloco Inc., Form 4: 15 transactions
5.   James Edwardson, amended Form 3
6.   James Edwardson, Form 4: 1 transaction
7.   Michael Fasullo, amended Form 3
8.   Michael Fasullo, Form 4: 2 transactions
9.   Letty Norjen, amended Form 3
10.  Letty Norjen, Form 4: 2 transactions
11.  Deirdre Morrison, Form 3
12.  Deirdre Morrison, Form 4: 2 transactions
13.  Robert Baer, Form 3
14.  Robert Baer, Form 4: 2 transactions
15.  Floco Inc., ALR of West Virginia, Inc. and Edwardson Kennels Inc.
      (Filing jointly/group);      Form 3
16. Floco Inc., ALR of West Virginia, Inc. And Edwardson Kennels Inc. (Filing jointly/group); Form 4: 15 transactions.


  Item 12-   Certain Relationships and Related Transactions

               None

PART                                IV

Item 13 - Exhibits,  Financial Statement Schedules and Reports on Form 8-K

(1)  Financial Statements:  Reference is made to Part II, Item 8.

(2)  Exhibits Index:
(3), (4) Reference is made to Form 10-K for the year ended December 31, 1980.
(5), (9), (10), (11), (12), (13), (18), (19), (20), (22), (23), (24), (25),
      and (28) are not applicable.

(3) Financial Statement Schedules for the Year Ended September 30, 1997, and for the Nine Months Ended September 30, 1996.

(4) Reports on Form 8-K: The Company filed a Report on Form 8K for the last quarter covered by these financial statements.
     The Company filed no Report on Form 8K subsequent to year end.







                 (THIS  SPACE  INTENTIONALLY  LEFT  BLANK)

                             SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GAP INSTRUMENT CORP.


By______________________________________          Date     DEC 22, 1997
    James M. Edwardson
    Chairman of the Board of Directors
    and Chief Operating Officer and President



By______________________________________          Date     DEC 22, 1997
    Robert Baer
    President

By______________________________________          Date     DEC 22, 1997
    Letty A. Norjen
    Secretary and Director


By______________________________________          Date     DEC 22, 1997
    Deirdre C Morrison
    Treasurer

By______________________________________          Date     DEC 22, 1997
    Michael H. Fasullo
    Director